Form 10-Q
period 1996-03-31
KTI INC
filed 1996-05-15
CIK 931581

             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1996


Commission File No. 0-25490


                                    KTI, INC.
             (Exact name of registrant as specified in its charter)

         New Jersey                                           22-2665282
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                          Identification Number)


7000 Boulevard East
Guttenberg, New Jersey                                           07093
(Address of principal executive offices)                      (Zip code)


(201) 854-7777
(Registrants telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, No Par Value         5,736,751 Shares as of May 8, 1996

                                TABLE OF CONTENTS




Item Number and Caption                                              Page Number
- - -----------------------                                              -----------

PART I

Item 1.  Financial Statements                                               2
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10


PART II


Item 1.  Legal Proceedings                                                 12
Item 2.  Changes in Securities                                             12
Item 3.  Defaults Upon Senior Securities                                   12
Item 4.  Submission of Matters to a Vote of Security Holders               12
Item 5.  Other Information                                                 12
Item 6.  Exhibits and Reports on Form 8K                                   12

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
                                    KTI, Inc.
                           Consolidated Balance Sheet

                                                                                                   March 31,           December 31,
                                                                                                     1996                  1995
                                                                                                 -------------        -------------
                                                                                                 (Unaudited)
                                  Assets
Current Assets:
     Cash and cash equivalents                                                                   $   6,413,875        $   6,454,558
     Restricted funds - current portion                                                              3,143,683            7,042,404
     Accounts receivable, net of allowances of
        $477,933 and $480,662  in 1996 and 1995                                                      8,586,072            8,983,699
     Notes receivable--officers/shareholders and affiliates - current                                   75,581               96,225
     Other receivables - current portion                                                               265,386              295,723
     Other current assets                                                                            1,249,525              742,638
                                                                                                 -------------        -------------
        Total current assets                                                                        19,734,122           23,615,247


Restricted funds                                                                                    11,142,567            6,502,227
Management fees receivable--affiliates                                                               3,050,296            2,933,274
Notes receivable - officers/shareholders and affiliates                                                149,534              224,438
Other receivables                                                                                      460,832              495,901
Investment in partnerships                                                                           3,620,210            3,594,638
Deferred costs, net of accumulated amortization of $550,085 and $524,236                             4,146,451            3,818,732
Goodwill and other intangibles, net of accumulated amortization of $720,310 and
     $539,483                                                                                        3,432,794            3,613,621
Other assets                                                                                         2,099,217              486,778
Property, equipment and leasehold improvements, net of
     accumulated depreciation of $11,693,216 and $10,108,341                                        87,661,393           87,621,577
                                                                                                 -------------        -------------
                                                                                                 $ 135,497,416        $ 132,906,433
     Total assets                                                                                =============        =============


                         Liabilities and stockholders' equity
Current Liabilities:
     Accounts payable                                                                            $   3,572,941        $   2,512,109
     Accrued expenses                                                                                5,018,213            5,322,013
     Current portion of long-term debt                                                               8,296,514            7,977,899
     Income taxes payable                                                                              290,000              290,000
     Other current liabilities                                                                         696,050              614,837
                                                                                                 -------------        -------------
        Total current liabilities                                                                   17,873,718           16,716,858

Other liabilities                                                                                       76,633               70,368
Long-term debt, less current portion                                                               107,465,090          107,398,263
Minority interest                                                                                    2,671,631            1,840,377

Commitments and contingencies

Stockholders' equity:
Preferred stock; 10,000,000 shares authorized,
      no shares issued or outstanding
Common stock, no par value (stated value $.01 per share);
      authorized 11,992,000; issued and outstanding
     5,736,751 in 1996 and 5,663,784 in 1995                                                           57,367               56,638
Additional paid-in capital                                                                          33,936,842           33,429,923
Accumulated (deficit)                                                                              (26,583,864)         (26,605,994)
                                                                                                 -------------        -------------
Total stockholders' equity                                                                           7,410,345            6,880,567
                                                                                                 -------------        -------------
     Total liabilities and stockholders' equity                                                  $ 135,497,416        $ 132,906,433
                                                                                                 =============        =============

     See accompanying notes.

                                    KTI, Inc.
                      Consolidated Statement of Operations


                                                  Three months ended March 31,
                                                      1996             1995
                                                  ------------     ------------
                                                          (Unaudited)
Revenues:
Electric power revenues                             $7,401,470       $6,966,038
Waste processing revenues                            2,090,460        2,041,399
Other waste handling revenues                          715,787          839,702
Computer services revenues                           2,856,164        1,803,775
                                                  ------------     ------------
Total revenues                                      13,063,881       11,650,914
                                                  ------------     ------------

Costs and expenses:
Electric power and waste processing
operating costs                                      6,487,045        5,903,178
Costs of software sales and contracts                1,303,391          808,390
Selling, general and administrative:
Waste handling                                         859,386          678,907
Computer services                                    1,554,144          904,315
Interest - net                                       2,032,103        2,374,375
                                                  ------------     ------------
Total costs and expenses                            12,236,069       10,669,165
Equity in net income of PERC                            25,572           76,287
                                                  ------------     ------------

Income before minority interest                        853,383        1,058,036
Minority interest                                     (831,253)        (699,670)
                                                  ------------     ------------

                                                       $22,130         $358,366
Net income                                        =============    =============

Earnings per common share and                            $0.00            $0.08
common share equivalent:                          ============     =============

Weighted average number of common shares and
common share equivalents outstanding                 5,938,682        4,231,414
                                                  ============     ============


   See accompanying notes.

                                    KTI, Inc.
                      Consolidated Statements of Cash Flows

                                                                Three months ended March 31,
                                                                   1996            1995
                                                               -----------     -----------
                                                                      (Unaudited)
Operating activities
Net income                                                     $    22,130     $   358,366
Adjustments to reconcile net income to net cash
  (used in) provided by operating
activities:
Depreciation                                                     1,601,307       1,565,531
Minority interest                                                  831,253         699,670
Amortization                                                       232,655         260,575
Provision for losses on accounts receivable                          2,729          (3,817)
Interest accrued and capitalized on debt                           183,892         107,190
Equity in net income of PERC, net of distributions                 (25,572)        (76,287)
Loss on sale of assets                                              19,290           3,036

Changes  in operating assets and liabilities
     Increasing (decreasing) cash:
Accounts receivable                                                394,898         (41,510)
Management fees receivable                                        (117,022)       (122,015)
Other receivables                                                   65,407         116,790
Deferred financing costs                                          (372,011)       (277,714)
Other assets                                                    (2,119,326)        169,042
Accounts payable                                                 1,060,832        (750,274)
Accrued expenses                                                  (303,801)       (728,683)
Other liabilities                                                   87,478           7,041
                                                               -----------     -----------
Net cash provided by operating activities                        1,564,139       1,286,941


Investing activities
Additions to property, equipment and leasehold improvements     (1,702,912)       (543,112)
Proceeds from sale of assets                                        42,500         111,328
Decrease in restricted cash and cash equivalents                  (741,619)       (654,105)
Costs incurred in connection with merger                              --          (447,535)
Cash acquired in merger with Convergent Solutions, Inc.               --         2,838,188
Notes receivable--officers/shareholders and affiliates              95,548          (3,966)
                                                               -----------     -----------
Net cash (used in) provided by investing activities             (2,306,483)      1,300,798

Financing activities
Proceeds from issuance of debt                                   1,034,314         350,000
Proceeds from sale of common stock                                   7,648            --
Principal payments on debt                                        (340,301)     (5,067,250)
                                                               -----------     -----------
Net cash provided by (used in) financing activities                701,661      (4,717,250)
                                                               -----------     -----------
Increase (decrease) in cash and cash equivalents                   (40,683)     (2,129,511)
Cash and cash equivalents at beginning of period                 6,454,558       7,386,214
                                                               -----------     -----------
Cash and cash equivalents at end of period                     $ 6,413,875     $ 5,256,703
                                                               ===========     ===========

                                   -Continued-

                                    KTI, Inc.
               Consolidated Statements of Cash Flows--(continued)


Supplemental disclosure of cash flow information
Interest paid                                                $ 2,093,724     $2,528,639
                                                             ===========     ==========

Non cash investing and financing activities
Common Stock issued in connection with the merger
      with Convergent Solutions, Inc.                                       $ 9,001,718
Liquidation of debt payable to Convergent Solutions, Inc.                    (4,492,604)
Conversion of debt to equity                                 $   500,000


       See accompanying notes.

                                    KTI, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                     Common Stock               Additional
                                                 ----------------------          Paid-In           Accumulated
                                                 Shares          Amount           Capital            Deficit               Total
                                                 ------          ------           -------            -------               -----
Balance at December 31,1994                     3,215,826        $32,158        $21,331,679        ($25,274,500)        ($3,910,663)

   Net loss                                                                                          (1,331,494)         (1,331,494)

   Issuance of common stock
    from exercise of stock options                 70,457            705            256,112                                 256,817

   Issuance of common stock
    in connection with
    business combination                        1,715,280         17,153          8,984,565                               9,001,718

   Issuance of common stock                       662,221          6,622          2,857,567                               2,864,189
                                                ---------         ------         ----------        ------------          ----------

Balance at December 31, 1995                    5,663,784         56,638         33,429,923         (26,605,994)          6,880,567

   Net income                                                                                            22,130              22,130

   Issuance of common stock
    from exercise of stock options                  1,666             16              7,632                                   7,648

   Issuance of common stock
    upon coversion of debt                         71,301            713            499,287                                 500,000
                                                ---------         ------         ----------        ------------          ----------

Balance at March 31, 1996                       5,736,751        $57,367        $33,936,842        ($26,583,864)         $7,410,345
                                                =========        =======        ===========        ============          ==========


    See accompanying notes.

                                    KTI, Inc.
                   Notes to Consolidated Financial Statements

                                 March 31, 1996

1.  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain 1995 financial information contained herein has been reclassified to conform with the 1996 presentation.



2.  Earnings (Loss) Per Share

     Earnings (loss) per share have been computed based on the weighted average number of shares outstanding as well as the dilutive effect of outstanding options and warrants during the periods presented computed in accordance with a Staff Accounting Bulletin ("SAB") of the Securities and Exchange Commission. The SAB requires that all stock issued within a twelve month period prior to an initial public offering of common stock must be treated as outstanding for all periods presented whether dilutive or anti-dilutive.



3.  Information Regarding Penobscot Energy Recovery Company

     The following financial information of Penobscot Energy Recovery Company is provided in accordance with Article 10.01(b)(1) of Regulation S-X:

                                                  Three months ended March 31,
                                                     1996                1995

Revenues                                         $6,877,317           $7,018,633
Operating expenses                                4,100,031            3,659,753
Net income                                          581,902            1,305,818

4.  Debt and Accrued Interest

The Company's debt consists of the following:

                                                       March 31,        December 31,
                                                         1996               1995
                                                     ------------      ------------
12% term note payable to a bank                      $  2,507,448      $  2,607,448
10% note payable to Energy National, Inc.               1,455,430         1,455,430
Subordinated note payable to Davstar
  Managed Investments Corporation, net of
  unamortized original issue discount of $55,911
  and $73,818                                             994,390         1,426,182
Note payable to former shareholder                        169,823           183,494
12% subordinated notes payable                          2,428,590         2,295,000
9.9% secured term notes payable to GE Capital             335,719           382,699
10-13% secured term notes payable to Associates
  Commercial Corp.                                        352,014           428,193
9.11% secured term note payable to KDC
  Financial Limited                                       155,446           170,801
Notes payable to limited partners of Maine Energy         326,063           326,063
11% secured note payable to PENPAC, Inc.                  497,756           530,128
8% term notes payable                                     984,314
Other                                                     738,517           754,629
                                                     ------------      ------------
                                                       10,945,510        10,560,067
Resource Recovery Revenue Bonds Payable                64,500,000        64,500,000
12% Subordinated Notes Payable to Maine Energy
  Limited Partners                                     40,316,094        40,316,095
                                                     ------------      ------------
                                                      115,761,604       115,376,162
    Less current portion                                8,296,514         7,977,899
                                                     ------------      ------------
                                                     $107,465,090      $107,398,263
                                                     ============      ============

5.  Contingencies

     The Company is a defendant in certain law suits alleging various claims incurred in the ordinary course of business. Management of the Company does not believe that the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial condition, cash flows or results of operations.


6.  Subsequent Event

     On April 11, 1996, the Company completed the acquisition of a 60% limited partnership interest in American Ash Recycling Co. Of Tennessee ("AART"), a limited partnership. The purchase price was $2,100,000, including a capital contribution of $500,000 to provide working capital to AART. The partnership agreement affords the Company preference in distributions until it has received a 15% return on its investment after which distributions are made on the basis of ownership. The assets of American Ash Recycling Corp. Of Tennessee were conveyed to AART on April 11, 1996. AART is located in Nashville, TN, and converts ash obtained from a municipal waste incinerator, through a proprietary process, to aggregate material which can be used for road bed underlayment and for similar purposes. AART also recycles ferrous and other metals recovered from the unprocessed ash stream.

     On May 3, 1996, the Company's 50.38% owned subsidiary, Maine Energy Recovery Company LP ("Maine Energy") completed a restructuring of its Power Purchase Agreement (the "PPA") with Central Maine Power Company ("CMP") and the sale of its electrical generating capacity to CL Power Sales One, L.L.C. ("CL One"). At closing Maine Energy received a payment from CL One of $85,000,000 and the PPA was amended, retroactive to November 6, 1995, to reflect a reduction in CMP's purchase price per kWh from $0.16 to $0.0718. In addition the PPA was extended from the year 2007 to 2012.

     Under the terms of the agreements, Maine Energy will be liable to CMP for liquidated damages of $3,750,000 for any calendar year through the year 2006 and on a prorata basis for the period from January 1 to May 31, 2007 in which it does not deliver at least 100,000,000 kWh. Also, if during the same period, Maine Energy fails to deliver at least 15,000,000 kWh in any calendar year through the year 2006 and on a prorata basis for the period from January 1 to May 31, 2007 it will be liable to CMP for liquidated damages of $45,000,000 less the product of $3,750,000 times the number of completed calendar years from and including 1996 to the year of default. Both of the provisions for liquidated damages are subject to force majeure events. In order to secure CMP's right to liquidated damages, Maine Energy has provided an irrevocable letter of credit in the initial amount of $45,000,000 which will be reduced by $3,750,000 for each completed year in which no event requiring the payment of liquidated damages occurs. Based on of these contingencies, Maine Energy will defer $45,000,000 of the purchase price of its capacity and recognize revenue ratably in the future as the contingencies are eliminated.

     Maine Energy has used the proceeds from the sale of its capacity to repay the $64,500,000 Resource Recovery Bonds and to retire the bank letter of credit issued to enhance the credit of the bonds. The remaining proceeds were used together with unrestricted cash balances to repay $29,500,000 of the total of Subordinated Notes Payable to Limited Partners. Subordinated Notes payable after the repayment aggregate $13,459,367.

     Subsequent  to the  restructuring,  the Company  acquired
additional Maine Energy partnership interests aggregating 23.77% from existing limited partners for $792,340 in cash and a note for $164,000 with interest of prime plus 1%. The note is payable at the earlier of
December  31,  1996 or the time that  the   remaining   subordinated   debt
is  repaid.   Subsequent  to  these transactions, the Company's ownership in
Maine Energy is 74.15%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

     Electric power revenues increased $435,000 or 6.3% for the quarter compared to the same period in 1995. The increase results from a 2.2% increase in electric power generated and a 4.0% increase in the contract rate per kilowatt hour in 1996.

     Revenues from waste processing increased $49,000 or 2.4% compared to the 1995 quarter. The increase resulted from a 5.1% increase in tons of waste processed in the 1996 quarter offset by a 2.3% decrease in the average tipping fee for the quarter resulting from changes in mix of waste processed.

     Other waste handling revenues decreased $124,000 or 14.8% for the quarter ended March 31, 1996, compared to the 1995 quarter. The decrease in the quarter resulted principally from a decrease in revenues of KTI Bio Fuels of $296,000 or 52.2%. KTI Bio Fuels was shutdown for four weeks during the 1996 quarter as the result of deminished supply of woodwaste and severe weather conditions. Lease revenue from transportation equipment decreased by $46,000 in the 1996 quarter as the result of the sale of equipment. These decreases were partially offset by a $154,000 increase in specialty waste revenue in the 1996 quarter and revenue of $84,000 of American Ash Recycling of New England.

     Computer services revenue increased by $1,052,000 or 58.3% in the 1996 quarter principally because of the inclusion in the 1995 quarter of results beginning February 8, 1995, the date of the acquisition.

Costs and Expenses

     Electric power and waste handling operating costs increased by $584,000 or 9.9% for the quarter ended March 31,1996 compared to the 1995 quarter. The increase in 1996 results principally from a $441,000 increase in maintenance expense and a $164,000 increase in payroll and related costs both at Maine Energy.

     Costs of software sales and services increased by $495,000 or 61.2% in the 1996 quarter principally because of the inclusion in the 1995 quarter of results beginning February 8, 1995, the date of the acquisition.

     Waste handling selling, general and administrative expenses increased by $180,000 or 26.6% for the quarter ended March 31, 1996 compared to the 1995 quarter principally as result of increases in consulting and payroll and related expenses.

     Selling, general and administrative expenses of computer services increased $650,000 or 71.9% because of the inclusion in the 1995 quarter of results beginning February 8, 1995, the date of the acquisition. Selling expenses of computer services increased $125,000 over the 1995 quarter to support products released in the second half of 1995.

Interest

     Interest expense decreased principally because of lower interest rates on bonds, a decrease in letter of credit fees and an increase of interest income all at Maine Energy.

Liquidity and Capital Resources

     Since December 31, 1995, the Company has made private placements of $2,003,314 of 8% notes together with 333,882 warrants to purchase shares of the Company's Common Stock at $6.00 per share. The notes are due July 31, 1996. The warrants expire on March 31, 2001. $984,314 of the notes and 164,052 of the warrants were issued during the quarter ended March 31, 1996. The Company plans to use the proceeds of the offerings to fund its AART obligation.

     As mentioned in the notes to financial statements, Maine Energy has used the proceeds from the sale of its capacity to repay the $64,500,000 Resource Recovery Bonds and to retire the bank letter of credit issued to enhance the credit of the bonds. The remaining proceeds were used together with unrestricted cash balances to repay $29,500,000 of the total of Subordinated Notes Payable to
Limited   Partners.   Subordinated   Notes   payable  after  the  repayment
aggregate $13,459,367.

     Significant restrictions exist as to the amount of cash flow that can be distributed to the Company by Maine Energy and PERC. As of March 31 1996, the Company had $6,414,000 of cash and cash equivalents of which $5,649,000 is held by Maine Energy, and limited to use in Maine Energy's operations so long as existing subordinated debt remains outstanding. The Company has available unused lines of credit aggregating $780,000. Management of KTI believes that available cash flow from subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed although no assurances can be given in this regard.

Forward Looking Statements

     All statements contained herein which are not historical facts including but not limited to statements regarding the Company's plans for future cash flow and its uses are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to vary materially is the availability of sufficient capital to finance the Company's business plan and other capital needs on terms satisfactory to the Company. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and as such speak as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     PENPAC, Inc. ("PENPAC") filed a complaint in Superior Court of New Jersey, Passaic County, Law Division against the Company and KTI Energy, Inc. ("Energy") on April 25, 1995 in which PENPAC alleged the breach of an equipment lease agreement dated April 8, 1994 under which the Company leased-purchased sixty trailers from PENPAC. Energy guaranteed the performance of the Company under this lease. The Company and PENPAC executed a Settlement Agreement under which the Company paid $200,000 to PENPAC and will pay an additional $300,000 to PENPAC not later than July 8, 1996.

     The Port Authority of New York and New Jersey ("Port Authority") sued Energy and KES, Inc. ("KES"), a wholly-owned subsidiary of Energy, in the Supreme Court of the State of New York, New York County on April 11, 1995. Port Authority is sought damages in the amount of $439,819 for the cost of the storage and removal of wood recyclables that were delivered to the Howland Hook Marine Terminal ("Howland Hook") located on Staten Island and leased by Port Authority from the City of New York. The Company and the staff of the Port Authority have executed a settlement agreement for such litigation. The settlement agreement is subject to approval by the Board of Commissioners of the Port Authority. Pursuant to the settlement agreement, the Company has deposited $75,000 into an escrow account. Additional payments of $25,000 and $32,000 are due six months and one year after the date of settlement.

Item 2.  Changes in Securities

         Not applicable.

Item 3.  Defaults Upon Senior Securities

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

     During the quarter for which this report is filed the Company filed the following reports on Form 8-K:

     (i)  Report on Form 8-K dated  January  2, 1996  reporting  under  Item 5 a
series  of  agreements  with  Environmental  Capital  Holdings,   Inc.  And  its
subsidiary, American Ash Recycling Corp.

                                   Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       KTI, Inc.
                                       -----------------------------
                                       (Registrant)




                                       By:   /s/Leffert  G. Carroll
                                           -------------------------
                                           Name:  Leffert G. Carroll
                                           Title: Senior Vice President
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)



                                       By:   /s/Martin J. Sergi
                                           -------------------------
                                           Name:  Martin J. Sergi
                                           Title: Treasurer and
                                                  Chief Operating Officer


Date: May 10, 1996

                                EXHIBIT INDEX
                                -------------


                 Exhibit 27          Financial Data Schedule