Form 10-Q
period 1996-06-30
KTI INC
filed 1996-08-13
CIK 931581

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

For the quarterly period ended         June 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value         5,753,305 Shares as of August 9, 1996

                                TABLE OF CONTENTS

Item Number and Caption                                                              Page Number
- -----------------------                                                              -----------

PART I

Item 1.  Financial Statements                                                            2
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations                                                               10

PART II

Item 1.  Legal Proceedings                                                              13
Item 2.  Changes in Securities                                                          13
Item 3.  Defaults Upon Senior Securities                                                13
Item 4.  Submission of Matters to a Vote of Security Holders                            13
Item 5.  Other Information                                                              13
Item 6.  Exhibits and Reports on Form 8K                                                14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                            JUNE 30,                 DECEMBER 31,
                                                                              1996                       1995
                                                                        -----------------------------------------------
                                    ASSETS                                 (Unaudited)

Current Assets
     Cash and cash equivalents                                                     $762,760                 $6,454,558
     Restricted funds - current portion                                           7,130,657                  7,042,404
     Accounts receivable, net of allowances of
         $330,250 and $480,662 in 1996 and
         1995.                                                                    5,359,834                  8,983,699
     Notes receivable--officers/shareholders and affiliates - current               143,340                     96,225
     Other receivables - current portion                                            265,386                    295,723
     Other current assets                                                           521,200                    742,638
                                                                        -----------------------------------------------
         Total current assets                                                    14,183,175                 23,615,247
Restricted funds                                                                    148,591                  6,502,227
Management fees receivable--affiliates                                            2,573,912                  2,933,274
Notes receivable - officers/shareholders and affiliates                              67,931                    224,438
Other receivables                                                                   410,769                    495,901
Investment in PERC                                                                3,592,568                  3,594,638
Deferred costs, net of accumulated amortization
     of $575,933 and $524,236.                                                      165,967                  3,818,732
Goodwill and other intangibles, net of accumulated amortization
     of $514,715 and $539,483.                                                    1,662,818                  3,613,621
Other assets                                                                      1,687,470                    486,778
Property, equipment and leasehold improvements, net of
     accumulated depreciation of $12,280,605 and $10,108,341                     82,234,821                 87,621,577
                                                                        -----------------------------------------------

     Total assets                                                              $106,728,022               $132,906,433
                                                                        ===============================================

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Accounts payable                                                            $3,384,593                 $2,512,109
     Accrued expenses                                                             2,210,070                  5,322,013
     Current portion of long-term debt                                            9,266,408                  7,977,899
     Income taxes payable                                                           290,000                    290,000
     Other current liabilities                                                      634,769                    614,837
                                                                        -----------------------------------------------
         Total current liabilities                                               15,785,838                 16,716,858

Other liabilities                                                                   166,348                     70,368
Long-term debt, less current portion                                             17,327,216                107,398,263
Minority interest                                                                10,383,110                  1,840,377


Deferred income                                                                  44,062,500

Commitments and contingencies

Stockholders' equity

Preferred stock; 10,000,000 shares authorized, no shares issued or outstanding

Common stock, no par value (stated value $.01 per share);
      authorized 11,992,000; issued and outstanding
     5,737,417 in 1996 and 5,663,784 in 1995                                         57,375                     56,638
Additional paid-in capital                                                       33,940,831                 33,429,923
Accumulated (deficit)                                                           (14,995,196)               (26,605,994)
                                                                        -----------------------------------------------
Total stockholders' equity                                                       19,003,010                  6,880,567
                                                                        -----------------------------------------------

     Total liabilities and stockholders' equity                                $106,728,022               $132,906,433
                                                                        ===============================================

     See accompanying notes.

                                    KTI, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                     Three months ended                    Six months ended
                                                                          June 30,                              June 30,
                                                              -------------------------------       -------------------------------
                                                                   1996              1995                1996              1995
                                                              ------------       ------------       ------------       ------------

Revenues:
     Electric power revenues                                     3,607,647       $  5,592,697         11,009,117       $ 12,558,735
     Gain on sale of capacity                                   32,057,359                 --         32,057,359                 --
     Waste processing revenues                                   1,917,398          1,797,273          4,007,858          3,838,672
     Other waste handling revenues                               1,758,571          1,026,129          2,474,358          1,865,831
                                                              ------------       ------------       ------------       ------------
     Total revenues
                                                                39,340,975          8,416,099         49,548,692         18,263,238
                                                              ------------       ------------       ------------       ------------

Costs and expenses:
     Electric power and waste processing operating costs         7,279,644          5,913,333         13,766,689         11,816,511
     Selling, general and administrative                           320,329            605,942          3,595,213          1,284,849
     Interest - net                                              1,218,649          2,399,442          3,257,169          4,775,478
                                                              ------------       ------------       ------------       ------------
     Total costs and expenses
                                                                11,234,119          8,918,717         20,619,070         17,876,838

Equity in net income of PERC                                       107,222            103,274            132,794            179,561
                                                              ------------       ------------       ------------       ------------
Income (loss) from continuing operations
     before minority interest and extraordinary item            30,629,576           (399,344)        31,477,914            565,961
     Minority interest                                         (16,420,963)           175,937        (17,252,216)          (523,733)
                                                              ------------       ------------       ------------       ------------
Income (loss) from continuing operations
     before extraordinary item                                  14,208,613           (223,407)        14,225,698             42,228

Discontinued operations
     Income (loss) from operations of computer services           (223,181)           249,184           (218,166)           341,915
                                                              ------------       ------------       ------------       ------------

Income before extraordinary item                                13,985,431             25,777         14,007,531            384,143
     Extraordinary item - loss on early
       extinguishment of debt, net of minority interest         (2,396,731)                --         (2,396,731)
                                                              ------------       ------------       ------------       ------------
Net income                                                    $ 11,588,700       $     25,777       $ 11,610,800       $    384,143
                                                              ============       ============       ============       ============

Earnings (loss) per common share and
     common share equivalent
     Income (loss) from continuing operations                 $       2.39       ($      0.05)      $       2.39       $       0.01
     Income (loss) from discontinued operations                      (0.04)              0.05              (0.04)              0.07
                                                              ------------       ------------       ------------       ------------
     Income before extraordinary item                                 2.35               0.01               2.36               0.08

     Extraordinary item                                              (0.40)              0.00              (0.40)              0.00
                                                              ------------       ------------       ------------       ------------
     Net income                                               $       1.95       $       0.01       $       1.95       $       0.08
                                                              ============       ============       ============       ============


Weighted average number of common shares and
     common share equivalents outstanding                        5,946,800          4,934,200          5,947,200          4,571,800
                                                              ============       ============       ============       ============

     See accompanying notes

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Six months ended June 30,
                                                                     1996                1995
                                                                 ------------       ------------
                                                                           (Unaudited)

OPERATING ACTIVITIES
Net income                                                       $ 11,610,800       $    384,143
Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
    Depreciation                                                    3,049,797          3,196,897
    Minority interest                                              17,252,216            523,733
    Amortization                                                      523,718            553,503
    Provision for losses on accounts receivable                       150,412            (54,391)

    Interest accrued and capitalized on debt                           90,988            273,454
    Equity in net income of PERC, net of distributions                  2,070           (179,561)

    Proceeds from sale of capacity                                 79,472,857                 --
    Gain from sale of capacity                                    (32,057,359)                --
    Extraordinary item, net of minority interest                    2,396,731                 --
    Loss on sale of assets                                             53,981              7,415
    Changes  in operating assets and liabilities
      Increasing (decreasing) cash:
      Accounts receivable                                           3,473,452         (1,457,507)
      Management fees receivable                                      359,362            255,535
      Other receivables                                               160,469            457,721
      Deferred financing costs                                     (1,164,678)          (155,899)
      Other assets                                                 (1,024,254)           220,130
      Accounts payable                                                872,484           (971,634)
      Accrued expenses                                             (3,111,944)          (752,318)
      Other liabilities                                               115,912            (94,815)
                                                                 ------------       ------------
Net cash provided by operating activities                          82,227,014          2,206,406

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements        (5,049,036)        (1,744,167)
Proceeds from sale of assets                                          130,000            175,636
Decrease (increase) in restricted cash and cash equivalents         6,265,383         (1,270,748)
Costs incurred in connection with merger                                   --           (447,535)
Cash acquired in merger with Convergent Solutions, Inc.                    --          2,838,188
Purchase of additional partnership interest in Maine Energy        (1,239,867)                --
Notes receivable--officers/shareholders and affiliates                109,392            (21,649)
                                                                 ------------       ------------
Net cash provided by (used in) investing activities                   215,872           (470,275)

FINANCING ACTIVITIES
Proceeds from issuance of debt                                      4,124,111            350,000
Proceeds from sale of common stock                                     11,645             26,607

Principal payments on debt                                        (92,270,440)        (5,592,857)
                                                                 ------------       ------------
Net cash used in financing activities                             (88,134,684)        (5,216,250)
                                                                 ------------       ------------
Decrease in cash and cash equivalents                              (5,691,798)        (3,480,119)
Cash and cash equivalents at beginning of period                    6,454,558          7,386,214
                                                                 ------------       ------------
Cash and cash equivalents at end of period                       $    762,760       $  3,906,095
                                                                 ============       ============

                                   -Continued-

                                    KTI, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                  $ 3,307,200       $ 4,011,164
                                                               ===========       ===========

NON CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in connection with the merger
      with Convergent Solutions, Inc.                                            $ 9,001,718
Liquidation of debt payable to Convergent Solutions, Inc.                         (4,492,604)
Conversion of debt to equity                                   $   500,000


     See accompanying notes.

                                    KTI, INC.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                          ADDITIONAL
                                                  COMMON STOCK             PAID-IN        ACCUMULATED
                                             SHARES          AMOUNT        CAPITAL          DEFICIT          TOTAL
                                             ------          ------        -------          -------          -----
Balance at December 31,1994                 3,215,826        $32,158     $21,331,679     ($25,274,500)    ($3,910,663)

    Net loss                                                                               (1,331,494)     (1,331,494)

    Issuance of common stock
      from exercise of stock options           70,457            705         256,112                           256,817

    Issuance of common stock
      in connection with
      business combination                  1,715,280         17,153       8,984,565                         9,001,718

    Sale of common stock                      662,221          6,622       2,857,567                         2,864,189
                                           ----------     ----------    ------------    -------------     ------------

Balance at December 31, 1995                5,663,784         56,638      33,429,923      (26,605,994)       6,880,567

    Net income                                                                              11,610,798      11,610,798

    Issuance of common stock
      from exercise of stock options            2,332             24          11,621                            11,645

    Issuance of common stock
      upon coversion of debt                   71,301            713         499,287                           500,000
                                           ----------     ----------    ------------    -------------     ------------

Balance at June 30, 1996                    5,737,417        $57,375     $33,940,831     ($14,995,196)     $19,003,010
                                           ==========     ==========    ============    =============     ============

      See accompanying notes.

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1996

1.  BASIS OF PRESENTATION

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months or six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain 1995 financial information contained herein has been reclassified to conform with the 1996 presentation.

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

3.  INFORMATION REGARDING PENOBSCOT ENERGY RECOVERY COMPANY

           The following financial information of Penobscot Energy Recovery Company is provided in accordance with Article 10.01(b)(1) of Regulation S-X:

                           THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                             1996              1995           1996              1995

Revenues                $ 7,839,240      $ 7,348,409      $14,716,557      $14,366,942
Operating expenses        3,844,041        3,527,270        7,944,072        7,187,023
Net income                1,748,343        1,698,146        2,330,245        3,003,964

4.  DEBT

The Company's debt consists of the following:

                                                                  JUNE 30,              DECEMBER 31,
                                                                    1996                    1995
                                                                    ----                    ----

      12% term note payable to a bank                            $2,507,448               $2,607,448
      10% note payable to Energy National, Inc.                   1,218,029                1,455,430
      Subordinated note payable to Davstar
        Managed Investments Corporation, net of
        unamortized original issue discount of $25,096
        and $55,911                                               1,025,205                1,426,182
      Note payable to former shareholder                            155,877                  183,494
      12% subordinated notes payable                              2,428,590                2,295,000
      9.9% secured term notes payable to GE Capital                 288,463                  382,699
      10-13% secured term notes payable to Associates
        Commercial Corp.                                            309,050                  428,193
      9.11% secured term note payable to KDC
        Financial Limited                                           140,263                  170,801
      Notes payable to limited partners of Maine Energy             490,063                  326,063
      11% secured note payable to PENPAC, Inc.                      296,500                  530,128
      Notes payable ash recycling subsidiary                      1,446,797
      Bank line of credit                                           220,000
      8% term notes payable                                       2,243,314
      Other                                                         338,221                  754,629
                                                               ------------             ------------
                                                                 13,107,820               10,560,067
      Resource Recovery Revenue Bonds Payable                                             64,500,000
      12% Subordinated Notes Payable to Maine Energy

        Limited Partners                                         13,485,804               40,316,095
                                                               ------------             ------------
                                                                 26,593,624              115,376,162
           Less current portion                                   9,266,408                7,977,899
                                                               ------------             ------------
                                                               $ 17,327,216             $107,398,263
                                                               ============             ============


5.  RESTRUCTURING OF POWER PURCHASE AGREEMENT

           On May 3, 1996, the Company's 50.38% owned subsidiary, Maine Energy Recovery Company LP ("Maine Energy") completed a restructuring of its Power Purchase Agreement (the "PPA") with Central Maine Power Company ("CMP") and the sale of its electrical generating capacity to CL Power Sales One, L.L.C. ("CL One"). At closing Maine Energy Received a payment from CL One of $85,000,000 and the PPA was amended, retroactive to November 6, 1995, to reflect a reduction in CMP's purchase price per kWh from $0.16 to $0.0718. In addition, the PPA was extended from the year 2007 to 2012.

           Based upon certain contingencies in the agreements, Maine Energy will defer $45,000,000 of the proceeds of the sale of its capacity and will recognize it as revenue ratably in the future as the contingencies are eliminated. Maine Energy recognized a one time gain of $32,057,359 from this transaction.

           Maine Energy has used the proceeds from the sale of its capacity to repay the $64,500,000 Resource Recovery Bonds and to retire the bank letter of credit issued to enhance the credit of the bonds. The remaining proceeds were used together with unrestricted cash balances to repay $29,500,000 of the total of subordinated notes payable to limited partners.

6.  INVESTMENT IN ASH RECYCLING FACILITIES

           In separate transactions, the Company purchased 60% limited partnership interests in two ash recycling facilities from Environmental Capital Holdings, Inc. and its subsidiary, American Ash Recycling Corp. One of the facilities is located in Nashville, TN and operates under the name American Ash Recycling of Tennessee. The second partnership is for a facility proposed to be built in the State of Maine which will operate as American Ash Recycling of Maine.

7.  CONTINGENCIES

           The Company is a defendant in certain law suits alleging various claims incurred in the ordinary course of business. Management of the Company does not believe that the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial condition, cash flows or results of operations.

8.  SUBSEQUENT EVENT

           On July 19, 1996, the Company and its wholly-owned subsidiary, DataFocus Incorporated ("DataFocus"), executed an Agreement with CIBER, Inc. ("CIBER"). Pursuant to the Agreement, DataFocus sold substantially all of the assets of DataFocus' Business Systems Division, other than cash and accounts receivable, to CIBER for $5,000,000 in cash, subject to certain adjustments for liabilities on July 26, 1996.

           Additionally, on July 29, 1996, the Company sold the stock of DataFocus to certain members of the management of DataFocus. Pursuant to the sale, the Company will receive $5,000 cash, the cancellation of stock options issued to DataFocus management to purchase 132,328 shares of the Company's common stock, the cancellation of an option to purchase 20% of the common stock of DataFocus, and a royalty agreement. Under the royalty agreement , the Company will receive a monthly base royalty of $5,000 and quarterly payments of additional royalties, equal to 5% of net revenue from the sale of NuTCRACKER software product in excess of $4,000,000 per year. DataFocus will have the right to repurchase the royalty agreement pursuant to certain defined conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

           Electric power revenues decreased by for the quarter and six months ended June 30, 1996 compared to the same period in 1995. The decreased revenue was a result of a reduced contract rate per kilowatt hour under the new PPA from 15.53(cent) to 7.18(cent) per kWh resulting in decreased revenues of $1,985,000 and $1,550,000 for the quarter and six months compared to the same period in 1995. Also, as a result of the sale of capacity under the PPA, the Company has deferred $45,000,000 of revenue from this transaction which will be amortized through May 31, 2007.

           Revenues from the gain on the sale of capicity were $32,057,000 for the quarter and six months ended June 30, 1996 arising from the sale of capacity under our Power Purchase Agreement("PPA").

           Revenues from waste processing increased by $120,000 and $169,000 for the quarter and six months ended June 30, 1996 compared to the same periods in 1995. The increase principally from a 5,328 and 8,329 increase in tons of waste processed which resulted in increased revenues of $198,000 and $299,000 for the 1996 quarter and six months, respectively. This increase was offset by an $1.46 and $1.13 decrease in the average tipping fee which resulted in decreased revenues of $78,000 and $130,000 for the quarter and six months resulting from a reduction in the charter and host communities tipping fees as required upon the retirement of the $64,500,000 in bonds at Maine Energy.

           Other waste handling revenues increased by $732,000 and $609,000 for the quarter and six months ended June 30, 1996, respectively compared to the same period 1995. The increase in the quarter and six months is primarily from the inclusion of ash recycling revenues of $524,000 and $608,000 in the quarter and six months, respectively. Additional increases resulted principally from an increase in specialty waste revenues of $215,000 and $369,000 for the quarter and six months compared to the same period in 1995. KTI Bio Fuels revenues increased by $49,000 for the quarter as a result of increased supply of woodwaste while for the six months revenues have decreased $267,000 principally as a result of a shutdown for four weeks during the first quarter of 1996 as the result of deminished supply of woodwaste and severe weather conditions. Lease revenue from transportation equipment decreased by $56,000 and $101,000 for the quarter and six months, respectively as the result of the sale of equipment.

COSTS AND EXPENSES

           Operating costs increased by $1,366,000 and $1,950,000 for the quarter and six months ended June 30,1996 compared to the same period in 1995. The increase in the quarter and six months results principally from a $362,000 and $803,000 increase in maintenance expense and a $536,000 and $661,000 increase in payroll and related costs for the quarter and six months ended June 30, 1996, respectively, compared to the same periods in 1995, both at Maine Energy. An additional increase in the quarter and six months arises from the inclusion of ash recycling expenses of $486,000.

           Selling, general and administrative expenses decreased by $286,000 and $105,000 for the quarter and six months ended June 30, 1996 compared to the same periods in 1995 principally as result of a decrease in amortization expense resulting from the write off of deferred costs related to the PPA in the quarter.

INTEREST AND OTHER ITEMS

           Interest expense decreased by $1,181,000 and $1,518,000 for the quarter and six months compared to the same periods in 1995, principally because of the retirement of $64,500,000 of bonds and $29,500,000 subordinated note payment on May 3, 1996, lower interest rates on bonds while they were outstanding, and a decrease in letter of credit fees all at Maine Energy.

           Minority interest of $14,060,000 and $14,892,000 for the quarter and six months ended June 30, 1996, respectively, principally results from the elimination of 49.38% of Maine Energy's net income through May 2, 1996 and 25.85% after May 2, 1996, net of amortization.

           The Company reported a loss from discontinued operations of $223,000 and $218,000 for the quarter and six months ended June 30, 1996, respectively, compared to income of $249,000 and $342,000 for the same periods in 1995. The discontinued operations relates to the computer service division which, as described in the notes to the financial statements was sold on July 26, 1996.

           The extraordinary loss of $4,757,000 for the quarter and six months ended June 30, 1996 resulted from the early extinguishment of bonds at Maine Energy as related to the sale of capacity under the PPA.

           The Company had net income of $11,589,000 and $11,611,000 for the quarter and six months ended June 30, 1996, respectively, compared to net income of $26,000 and $384,000 for the same periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

           Since December 31, 1995, the Company has made private placements of $2,503,314 of notes together with 400,458 warrants to purchase shares of the Company's Common Stock at $6.00 per share of which $2,003,314 has been repaid prior to maturity. The remaining notes are due November 1, 1996. The warrants expire on March 31, 2001. The Company used the proceeds of the offerings to fund its AART obligation and fund working capital.

           On June 30, 1996, the Company's current portion of long-term debt was $9,266,000. As a result of the sale of assets on July 26, 1996, the Company repaid approximately $2,694,000 of the current portion of long-term debt. While it may be necessary for the Company to raise additional funds through capital or debt, management is confident that it will meet all of its short term obligations.

           Maine Energy used the proceeds from the sale of its capacity to repay the $64,500,000 Resource Recovery Bonds and to retire the bank letter of credit issued to enhance the credit of the bonds. The remaining proceeds were used together with unrestricted cash balances to repay $29,500,000 of the total of subordinated notes payable to limited partners. Subordinated notes payable after the repayment aggregate $13,485,804.

           As mentioned in the notes to the financial statements, the Company received a liquidating dividend of $3,503,000 in cash and approximately $900,000 in accounts receivable from its wholly-owned subsidiary, DataFocus Incorporated. These proceeds were and will be used to retire the private placements mentioned above and working capital purposes.

           Significant restrictions exist as to the amount of cash flow that can be distributed to the Company by Maine Energy and PERC. As of June 30, 1996, the Company had $763,000 of cash and cash equivalents of which $538,000 is held by Maine Energy, and limited to use in Maine Energy's operations so long as existing subordinated debt remains outstanding. The Company has available unused lines of credit aggregating $850,000. Management of KTI believes that available cash flow from subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed although no assurances can be given in this regard.

FORWARD LOOKING STATEMENTS

           All statements contained herein which are not historical facts including but not limited to statements regarding the Company's plans for future cash flow and its uses are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to vary materially is the availability of sufficient capital to finance the Company's business plan and other capital needs on terms satisfactory to the Company. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and as such speak only as of the date made.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

           PENPAC, Inc. ("PENPAC") filed a complaint in Superior Court of New Jersey, Passaic County, Law Division against the Company and KTI Energy, Inc. ("Energy") on April 25, 1995 in which PENPAC alleged the breach of an equipment lease agreement dated April 8, 1994 under which the Company leased-purchased sixty trailers from PENPAC. Energy guaranteed the performance of the Company under this lease. The Company and PENPAC executed a Settlement Agreement under which the Company was to pay $500,000 to PENPAC. All such payments have been made. The case has been dismissed with prejudice and releases exchanged among the parties to the litigation.

           The Port Authority of New York and New Jersey ("Port Authority") sued Energy and KES, Inc. ("KES"), a wholly-owned subsidiary of Energy, in the Supreme Court of the State of New York, New York County on April 11, 1995. Port Authority sought damages in the amount of $439,819 for the cost of the storage and removal of wood recyclables that were delivered to the Howland Hook Marine Terminal ("Howland Hook") located on Staten Island and leased by Port Authority from the City of New York. The Company and the Port Authority have executed a settlement agreement for such litigation. Pursuant to the settlement agreement, the Company has paid $75,000 to the Port Authority. Additional payments of $25,000 and $32,000 are due in October, 1996 and April, 1997, respectively.

           Anthony Buonaguro, a former officer of the Company, has instituted arbitration proceedings against the Company for alleged breaches of an employment agreement between Mr. Buonaguro and the Company more than five years prior to the filing of the arbitration proceedings. The amount of damages requested is approximately $220,000. The Company believes that it has meritorious defenses against this claim and will litigate the matter.

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

           (a)       Exhibits

                     None

           (b)       Reports on Form 8-K

           During the quarter for which this report is filed the Company filed the following reports on Form 8-K:

           (i) Report on Form 8-K dated May 3, 1996 reporting under Item 2 the restructuring of a Power Purchase Agreement between Central Maine Power Company and its 50.38% owned subsidiary, Maine Energy Recovery Company LP("Maine Energy"). Subsequent to the transaction, the Company acquired additional partnership interests in Maine Energy aggregating 23.77% from existing limited partners.

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KTI, Inc.
                                  ------------------
                                  (Registrant)

                                  By: /s/Robert E. Wetzel
                                      -------------------
                                      Name: Robert E. Wetzel
                                      Title:    Senior Vice President

                                  By: /s/Martin J. Sergi
                                      ------------------
                                      Name:  Martin J. Sergi
                                      Title: President, Chief Financial Officer
                                             and Chief Operating Officer
                                             (Principal Accounting Officer)

Date: August 12, 1996