Form 10-Q
period 1996-09-30
KTI INC
filed 1996-11-14
CIK 931581

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

For the quarterly period ended  September 30, 1996


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes __X__   No _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value         5,817,017 Shares as of November 7, 1996

                                TABLE OF CONTENTS

Item Number and Caption                                                                        Page Number
-----------------------                                                                        -----------

PART I

Item 1.  Financial Statements                                                                            2
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                 11

PART II

Item 1.  Legal Proceedings                                                                              14
Item 2.  Changes in Securities                                                                          14
Item 3.  Defaults Upon Senior Securities                                                                14
Item 4.  Submission of Matters to a Vote of Security Holders                                            14
Item 5.  Other Information                                                                              15
Item 6.  Exhibits and Reports on Form 8K                                                                15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                                 KTI, INC.
                                        CONSOLIDATED BALANCE SHEET


                                                                                                  SEPTEMBER 30,        DECEMBER 31,
                                                                                                      1996                1995
                                                                                                 ----------------------------------
                              ASSETS                                                              (Unaudited)
Current Assets
      Cash and cash equivalents                                                                  $   2,168,609        $   6,454,558
      Restricted funds - current portion                                                             7,653,612            7,042,404
      Accounts receivable, net of allowances of
          $115,058 and $480,662  in 1996 and 1995                                                    2,678,724            8,983,699
      Notes receivable--officers/shareholders and affiliates - current                                 220,855               96,225
      Other receivables - current portion                                                              338,364              295,723
      Other current assets                                                                             719,504              742,638
                                                                                                 ----------------------------------
          Total current assets                                                                      13,779,668           23,615,247

Restricted funds                                                                                       133,016            6,502,227
Management fees receivable--affiliates                                                               2,672,519            2,933,274
Notes receivable - officers/shareholders and affiliates
                                                                                                        99,930              224,438
Other receivables                                                                                      275,609              495,901
Investment in PERC                                                                                   3,698,820            3,594,638
Deferred costs, net of accumulated amortization
      of $601,731 and $524,236                                                                         183,663            3,818,732
Goodwill and other intangibles, net of accumulated amortization of $539,483
                                                                                                            --            3,613,621
Other assets                                                                                         1,714,823              486,778
Property, equipment and leasehold improvements, net of
      accumulated depreciation of $11,833,560 and $10,108,341                                       80,226,770           87,621,577
                                                                                                 ----------------------------------

      Total assets                                                                               $ 102,784,818        $ 132,906,433
                                                                                                 ==================================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
      Accounts payable                                                                           $   2,587,781        $   2,512,109
      Accrued expenses                                                                               1,961,264            5,322,013
      Current portion of long-term debt                                                              6,518,380            7,977,899
      Income taxes payable
                                                                                                            --              290,000
      Other current liabilities                                                                        125,517             614,837
                                                                                                 ----------------------------------
          Total current liabilities                                                                 11,192,942           16,716,858

Other liabilities                                                                                      598,941               70,368
Long-term debt, less current portion                                                                17,063,667          107,398,263

Minority interest                                                                                   11,052,363            1,840,377


Deferred income                                                                                     42,187,500

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized,
       no shares issued or outstanding
Common stock, no par value (stated value $.01 per share);
       authorized 13,333,333; issued and outstanding
       5,795,021 in 1996 and 5,663,784 in 1995                                                          57,951               56,638
Additional paid-in capital                                                                          34,369,646           33,429,923
Accumulated (deficit)                                                                              (13,738,192)         (26,605,994)
                                                                                                 ----------------------------------
Total stockholders' equity                                                                          20,689,405            6,880,567
                                                                                                 ----------------------------------

      Total liabilities and stockholders' equity                                                 $ 102,784,818        $ 132,906,433
                                                                                                 ==================================

      See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         Three months ended                 Nine months ended
                                                                            September 30,                     September 30,
                                                                    -----------------------------     -----------------------------
                                                                        1996             1995             1996             1995
                                                                    ------------     ------------     ------------     ------------
Revenues:
       Electric power revenues                                      $  6,204,758     $  7,076,559     $ 17,213,875     $ 19,635,294
       Sale of capacity, net                                                                   --       32,057,359               --
       Waste processing revenues                                       2,217,617        2,163,596        6,225,475        6,002,268
       Other waste handling revenues                                   1,161,934          584,644        3,636,292        2,510,292
                                                                    ------------     ------------     ------------     ------------
       Total revenues                                                  9,584,309        9,824,799       59,133,001       28,147,854
                                                                    ------------     ------------     ------------     ------------

Costs and expenses:
       Electric power and waste processing operating costs             6,893,814        6,612,072       20,660,503       18,345,099
       Selling, general and administrative                               307,420          676,734        1,487,135        1,961,583
       Interest - net                                                    611,709        2,264,106        3,868,878        7,039,584
                                                                    ------------     ------------     ------------     ------------
       Total costs and expenses                                        7,812,944        9,552,912       26,016,516       27,346,266

Equity in net income of PERC                                             159,233          145,668          292,027          325,229
                                                                    ------------     ------------     ------------     ------------
Income (loss) from continuing operations
       before minority interest and extraordinary item                 1,930,598          417,555       33,408,512        1,126,817

       Minority interest                                                (637,754)        (658,929)     (17,889,970)      (1,182,662)
                                                                    ------------     ------------     ------------     ------------
Income (loss) from continuing operations
       before extraordinary item                                       1,292,845         (241,374)      15,518,542          (55,845)
Discontinued operations
       Income (loss) from discontinued operations                        (35,843)         236,148         (254,009)         434,762
                                                                    ------------     ------------     ------------     ------------

Income before extraordinary item                                       1,257,002           (5,226)      15,264,533          378,917
       Extraordinary item - gain (loss) on early
         extinguishment of debt, net of minority interest                     --          147,778       (2,396,731)         147,778
                                                                    ============     ============     ============     ============
Net income                                                          $  1,257,002     $    142,552     $ 12,867,802     $    526,695
                                                                    ============     ============     ============     ============

Earnings (loss) per common share and
       common share equivalent
       Income (loss) from continuing operations                     $       0.22     ($      0.04)    $       2.54     ($      0.01)
       Income (loss) from discontinued operations                          (0.01)            0.04            (0.04)            0.09
                                                                    ------------     ------------     ------------     ------------
       Income before extraordinary item                                     0.21            (0.00)            2.50             0.08

       Extraordinary item                                                     --             0.03            (0.39)            0.03
                                                                    ------------     ------------     ------------     ------------
       Net income                                                   $       0.21     $       0.03     $       2.11     $       0.11
                                                                    ============     ============     ============     ============


Weighted average number of common shares and
       common share equivalents outstanding                            6,110,934        5,428,695        6,097,517        4,903,291
                                                                    ============     ============     ============     ============


     See accompanying notes.

                                                   KTI, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 Nine months ended September 30,
                                                                                                   1996                    1995
                                                                                               ------------            ------------
                                                                                                            (Unaudited)
OPERATING ACTIVITIES
Net income                                                                                     $ 12,867,802            $    526,695
Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
     Depreciation                                                                                 4,567,711               4,886,422
     Minority interest                                                                           17,889,970               1,182,662
     Amortization expense                                                                           573,988                 709,669
     Amortization of deferred income                                                             (2,812,500)
     Provision for losses on accounts receivable                                                   (365,604)                186,438
     Interest accrued and capitalized on debt                                                       486,247               2,397,197
     Equity in net income of PERC, net of distributions                                            (104,182)               (250,105)
     Proceeds from sale of capacity                                                              79,472,857                      --
     Gain from sale of capacity                                                                 (32,057,359)                     --
     Extraordinary item, net of minority interest                                                 2,396,731                (147,778)
     Loss on sale of assets                                                                          71,971                  11,553
     Changes in operating assets and liabilities
               Increasing (decreasing) cash:
        Accounts receivable                                                                       6,075,861              (1,482,193)
        Management fees receivable                                                                  260,755                 135,097
        Other receivables                                                                           230,151                 532,127
        Deferred financing costs                                                                 (1,186,131)               (595,505)
        Other assets                                                                             (1,257,411)               (328,327)
        Accounts payable                                                                             75,672              (1,469,914)
        Accrued expenses                                                                         (3,360,749)
        Other liabilities                                                                          (250,747)                323,319
                                                                                               ------------            ------------
Net cash provided by operating activities                                                        83,381,778               6,617,357

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements                                      (4,798,188)             (2,067,801)
Proceeds from sale of assets                                                                        351,300                 221,440
Proceeds from sale of discontinued operation                                                      4,960,000
Cash used by discontinued operation                                                              (1,288,352)
Decrease (increase) in restricted cash and cash equivalents                                       5,758,003              (1,965,098)
Costs incurred in connection with merger                                                                 --                (447,535)
Cash acquired in merger with Convergent Solutions, Inc.                                                  --               2,838,188
Purchase of additional partnership interest in Maine Energy                                      (1,239,867)                     --
Notes receivable--officers/shareholders and affiliates                                                 (122)                 (8,379)
                                                                                               ------------            ------------
Net cash provided by (used in) investing activities                                               3,742,774              (1,429,185)

FINANCING ACTIVITIES
Proceeds from issuance of debt                                                                    4,654,752                 383,500
Proceeds from sale of common stock                                                                  441,036               2,766,808
Principal payments on debt                                                                      (96,506,289)             (7,142,242)
                                                                                               ------------            ------------
Net cash used in financing activities                                                           (91,410,501)             (3,991,934)
                                                                                               ------------            ------------
(Decrease) increase in cash and cash equivalents                                                 (4,285,949)              1,196,238
Cash and cash equivalents at beginning of period                                                  6,454,558               7,386,214
                                                                                               ------------            ------------
Cash and cash equivalents at end of period                                                     $  2,168,609            $  8,582,452
                                                                                               ============            ============


                                   -Continued-

                                    KTI, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                                   $ 5,793,527             $ 5,637,881
                                                                                                ===========             ===========

NON CASH INVESTING AND FINANCING ACTIVITIES
Common Stock issued in connection with the merger
      with Convergent Solutions, Inc.                                                                                   $ 9,001,718
Liquidation of debt payable to Convergent Solutions, Inc.
                                                                                                                         (4,492,604)
Conversion of debt to equity                                                                    $   500,000


    See accompanying notes.

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                        COMMON STOCK               ADDITIONAL
                                                        ------------                PAID-IN          ACCUMULATED
                                                   SHARES          AMOUNT           CAPITAL            DEFICIT             TOTAL
                                                   ------          ------           -------            -------             -----
Balance at December 31,1994                      3,215,826      $     32,158      $ 21,331,679      ($25,274,500)       ($3,910,663)

   Net loss                                                                                           (1,331,494)        (1,331,494)

   Issuance of common stock
     from exercise of stock options                 70,457               705           256,112                              256,817

   Issuance of common stock
     in connection with
     business combination                        1,715,280            17,153         8,984,565                            9,001,718

   Sale of common stock                            662,221             6,622         2,857,567                            2,864,189
                                                 ---------      ------------      ------------      ------------       ------------

Balance at December 31, 1995                     5,663,784            56,638        33,429,923       (26,605,994)         6,880,567

   Net income                                                                                         12,867,802         12,867,802

   Issuance of common stock
     from exercise of stock options                 20,714               208           105,205                              105,413

   Issuance of common stock
     from exercise of warrants                      39,222               392           225,134                              225,526

   Issuance of stock purchase warrants                                                 110,097                              110,097

   Issuance of common stock
     upon conversion of debt                        71,301               713           499,287                              500,000
                                                 ---------      ------------      ------------      ------------       ------------

Balance at September 30, 1996                    5,795,021      $     57,951      $ 34,369,646      ($13,738,192)      $ 20,689,405
                                                 =========      ============      ============      ============       ============

     See accompanying notes.

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1996

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months or nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. Certain 1995 financial information contained herein has been reclassified to conform with the 1996 presentation.

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

3.   INFORMATION REGARDING PENOBSCOT ENERGY RECOVERY COMPANY

     The following financial information of Penobscot Energy Recovery Company is provided in accordance with Article 10.01(b)(1) of Regulation S-X:

                               THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                    1996            1995                     1996            1995
Revenues                         $7,877,092      $7,772,525               $22,593,649     $22,383,679
Operating expenses                3,922,949       3,450,990                11,867,021      10,638,013
Net income                        2,614,958       2,296,973                 4,945,203       5,300,937


     The Company recognizes an amount including 7% Penobscot Energy Recovery Company's net income less provisions for required payments to certain communities under Penobscot Energy Recovery Company's long-term waste disposal contracts.

4.   DEBT

The Company's debt consists of the following:

                                                                          SEPTEMBER 30,         DECEMBER 31,
                                                                              1996                 1995
                                                                              ----                 ----
     12% term note payable to a bank                                     $  1,817,448         $  2,607,448
     10% note payable to Energy National, Inc.                              1,218,029            1,455,430
     Note payable to Davstar II
       Managed Investments Corporation, net of
       unamortized original issue discount of $12,548
       and $55,911                                                          1,037,753            1,426,182
     Note payable to former shareholder                                       141,650              183,494
     12% notes payable                                                      2,428,590            2,295,000
     9.9% secured term notes payable to GE Capital                            240,022              382,699
     10-13% secured term notes payable to Associates
       Commercial Corp.                                                       238,801              428,193
     9.11% secured term note payable to KDC
       Financial Limited                                                                           170,801
     Notes payable to limited partners of Maine Energy                        490,063              326,063
     11% secured note payable to PENPAC, Inc.                                                      530,128
     9.94% term notes payable to Caterpillar Financial                        933,379
     $300,000 bank line of credit at bank prime rate plus 1.5%                263,000
     8% term notes payable                                                    625,000
     Other                                                                    401,635              754,629
                                                                         ------------         ------------
                                                                            9,835,370           10,560,067
     Resource Recovery Revenue Bonds Payable                                                    64,500,000
     12% Subordinated Notes Payable to Maine Energy
       Limited Partners                                                    13,746,677           40,316,095
                                                                         ------------         ------------
                                                                           23,582,047          115,376,162
         Less current portion                                               6,518,380            7,977,899
                                                                         ------------         ------------
                                                                         $ 17,063,667         $107,398,263
                                                                         ============         ============

5.   RESTRUCTURING OF POWER PURCHASE AGREEMENT

     On May 3, 1996, the Company's 50.38% owned subsidiary, Maine Energy Recovery Company LP ("Maine Energy") completed a restructuring of its Power Purchase Agreement (the "PPA") with Central Maine Power Company ("CMP") and the sale of its electrical generating capacity to CL Power Sales One, LLC ("CL One"). At closing Maine Energy received a payment from CL One of $85,000,000 and the PPA was amended, retroactive to November 6, 1995, to reflect a reduction in CMP's purchase price per kWh from $0.16 to $0.0718. In addition, the PPA was extended from the year 2007 to 2012.

     Immediately following this transaction, the Company purchased an additional limited partnership interest in Maine Energy, increasing its ownership from 50.38% to 74.15%.

     Based upon certain contingencies in the agreements, Maine Energy has deferred $45,000,000 of the proceeds of the sale of its capacity and is recognizing it as revenue ratably as the contingencies are eliminated. Maine Energy recognized a one time gain of $32,057,359 (after minority interest and the write off of intangible asset costs KTI recognized a one time net gain of $13,811,500) from this transaction.

     Maine Energy has used the proceeds from the sale of its capacity to repay the $64,500,000 Resource Recovery Bonds and to retire the bank letter of credit issued to enhance the credit of the bonds. The remaining proceeds were used together with unrestricted cash balances to repay $29,500,000 of the total of subordinated notes payable to limited partners. KTI recognized a loss of $2,396,700, net of minority interest from the early extinguishment of debt.

6.   INVESTMENT IN ASH RECYCLING FACILITIES

     In separate transactions, the Company purchased 60% limited partnership interests in two ash recycling facilities from Environmental Capital Holdings, Inc. and its subsidiary, American Ash Recycling Corp. One of the facilities is located in Nashville, Tennessee and operates under the name American Ash Recycling of Tennessee. The second partnership is for a facility proposed to be built in the State of Maine which will operate as American Ash Recycling of Maine. As a result of the proposed facility in Maine, Maine Energy successfully restructured its ash disposal agreement with a WMX subsidiary, reducing the disposal cost of ash from $69 to $46 per ton. Maine Energy disposes of approximately 50,000 tons per anum.

7.   SALE OF COMPUTER SERVICE DIVISION

     On July 19, 1996, the Company and its wholly-owned subsidiary, DataFocus Incorporated ("DataFocus"), executed an Agreement with CIBER, Inc. ("CIBER"). Pursuant to the Agreement, DataFocus sold substantially all of the assets of DataFocus' Business Systems Division, other than cash and accounts receivable, to CIBER for $5,000,000 in cash, subject to certain adjustments for liabilities on July 26, 1996. The net proceeds were utilized to pay approximately $2,000,000 of corporate debt and fund corporate working capital.

     Additionally, on July 29, 1996, the Company sold the stock of DataFocus to certain members of the management of DataFocus. Pursuant to the sale, the Company received $5,000 in cash, the cancellation of stock options issued to DataFocus management to purchase 132,328 shares of the Company's common stock, the cancellation of an option to purchase 20% of the common stock of DataFocus and a royalty agreement. Under the royalty agreement, the Company receives a monthly base royalty of $5,000 and quarterly payments of additional royalties equal to 5% of net revenue from the sale of NuTCRACKER software product in excess of $4,000,000 per year. DataFocus has the right to repurchase the royalty agreement pursuant to certain defined conditions. DataFocus recorded a loss from its operations of $218,000 for the period through July 26, 1996 and the Company recognized a loss on the disposition of DataFocus of $36,000.

8.   CONTINGENCIES

     The Company is a defendant in certain law suits alleging various claims incurred in the ordinary course of business. Management of the Company does not believe that the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial condition, cash flows or results of operations.

9.   SUBSEQUENT EVENT

     On October 18, 1996 KTI Specialty Waste Services, Inc. ("Specialty Waste"), a wholly owned subsidiary of KTI, Inc. (the "Company" or the "Registrant"), executed an Operating Agreement ("Agreement") with Pine Tree Waste, Inc. ("Pine Tree"). Under the Agreement, the Company and Pine Tree established Specialties Environmental Management Company, LLC, a Maine Limited Liability Company ("SEMCO"). SEMCO will provide services to municipal, commercial and industrial customers to dispose of certain solid and liquid wastes in the New England Region, concentrating on: (a) premium priced unusual or difficult to dispose of wastes; (b) in and out of jurisdiction municipal solid waste; and (c) construction and demolition waste, including treated and untreated wood waste. SEMCO has entered into a contract with Maine Energy Recovery Company, Limited Partnership ("Maine Energy"), a majority owned subsidiary of the Company, to dispose of acceptable material at Maine Energy's Biddeford facility for a term of five year period which may be extended for an additional five year period at set tipping fees, adjusted annually for changes in the consumer price index. The business of SEMCO is limited to a list of acceptable materials outlined in the Agreement. Capital for the joint venture will be contributed as needed from time to time in the same ratio as earnings of the venture are distributed. Earnings of the venture are allocated 55% to the Company and 45% to Pine Tree.

     On October 23, 1996, Nicholas Menonna, Jr., Chairman of the Board and Chief Executive Officer and Martin J. Sergi, President, Chief Financial Officer and Chief Operating Officer proposed to modify certain provisions of their employment contracts with respect to their bonuses for 1996, resulting in a significant reduction in their expected compensation. Under the original provisions of their contracts, their combined bonuses for 1996, based upon current earnings, would be in the range of $1,000,000. Under the modifications, Messrs. Menonna and Sergi will receive amounts not to exceed $145,000 each. The Company has provided for the actual amount to be paid during the nine months ended September 30, 1996.

     On October 24, 1996 the Company executed a Note Purchase Agreement with WEXFORD KTI LLC, a Delaware limited liability company ("WEXFORD"). Pursuant to the Note Purchase Agreement, the Company issued an 8%, $5,000,000 convertible subordinated note (the "Note") to WEXFORD. The Note is due on October 31, 2002 and is convertible into the Company's common stock at a conversion price of $8.50 per share. The Notes are subordinated to bank debt. The Note Purchase Agreement has customary and usual covenants, including limitations on incurring additional indebtedness and on incurring liens on assets. The $8.50 per share conversion price may be adjusted in certain circumstances under antidilution provisions. Of the proceeds, $4,300,000 is to fund certain designated acquisitions and projects. The balance is for transaction costs, which are estimated at $200,000, and working capital.

     Also on October 24, 1996 the Company announced that Robert M. Davies, Executive Vice President of Wexford Management LLC, had been elected to its Board of Directors.

     On October 29, 1996 the Company executed an agreement for a line of credit in the amount of $1,000,000 with a bank at an interest rate equal to the banks prime rate plus one quarter of a percent. The line of credit has a term of one year and has customary and usual covenants, including limitations on incurring additional indebtedness and on incurring liens on assets.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

     Electric power revenues decreased by $872,000 and $2,421,000 for the quarter and nine months ended September 30, 1996 compared to the same period in 1995. The decreased revenue was a result of a reduced contract rate under the new PPA resulting in decreased revenues of $2,199,000 and $6,075,000, which was partially offset by revenues from an increase in power production of $390,000 and $841,000 for the quarter and nine months compared to the same period in 1995. As a result of certain contingencies required by the sale of capacity under the PPA, the Company has deferred $45,000,000 of revenue from this transaction which is being amortized through May 31, 2007, of which $937,500 and $2,812,500 has been amortized for the quarter and nine months ended September 30, 1996, respectively.

     Revenues from the gain on the sale of capacity were $32,057,000 for the nine months ended September 30, 1996 arising from the sale of capacity under Maine Energy's Power Purchase Agreement ("PPA").

     Revenues from waste processing increased by $54,000 and $223,000 for the quarter and nine months ended September 30, 1996 compared to the same periods in 1995. The increase was due to a 5,172 and 17,773 increase in tons of waste processed which resulted in increased revenues of $178,000 and $615,000 for the 1996 quarter and nine months, respectively. This increase was offset by an $2.74 and $1.76 decrease in the average tipping fee which resulted in decreased revenues of $124,000 and $392,000 for the quarter and nine months. The average tipping fee reduction was a result of a reduction in the charter and host communities tipping fees by $7.27 per ton as required by Maine Energy's long term waste supply contracts upon the retirement of the $64,500,000 in bonds at Maine Energy.

     Other waste handling revenues increased by $577,000 and $1,126,000 for the quarter and nine months ended September 30, 1996, respectively compared to the same period 1995. The increase in the quarter and nine months is primarily from the inclusion of ash recycling revenues of $545,000 and $1,153,000 in the quarter and nine months, respectively. Additional increases resulted principally from an increase in specialty waste revenues of $148,000 and $535,000 for the quarter and nine months compared to the same period in 1995. KTI Bio Fuels revenues decreased by $28,000 for the quarter as a result of reduced tipping fees due to competition while for the nine months revenues have decreased $272,000 principally as a result of a shutdown for four weeks during the first quarter of 1996 as the result of deminished supply of woodwaste and severe weather conditions. Lease revenue from transportation equipment decreased by $88,000 and $290,000 for the quarter and nine months, respectively as the result of the sale of equipment.

COSTS AND EXPENSES

     Operating costs increased by $282,000 and $2,315,000 for the quarter and nine months ended September 30,1996 compared to the same period in 1995. The increase for nine months results principally from a $738,000 increase in maintenance expense and a $645,000 increase in payroll and related costs while for the quarter ended September 30, 1996, maintenance and payroll and related costs decreased $65,000 and $16,000, respectively, compared to the same periods in 1995, both at Maine Energy. An additional increase in the quarter and nine months arises from the inclusion of ash recycling expenses of $363,000 and $932,000, respectively.

     Selling, general and administrative expenses decreased by $286,000 and $105,000 for the quarter and nine months ended September 30, 1996 compared to the same periods in 1995 principally as result of a decrease in amortization expense resulting from the write off of deferred costs related to the PPA restructuring.

INTEREST AND OTHER ITEMS

     Interest expense decreased by $1,652,000 and $3,171,000 for the quarter and nine months compared to the same periods in 1995, principally because of the retirement of $64,500,000 of bonds and $29,500,000 subordinated note payment on May 3, 1996, lower interest rates on bonds while they were outstanding, and a decrease in letter of credit fees all at Maine Energy.

     Minority interest of $638,000 and $17,890,000 for the quarter and nine months ended September 30, 1996, respectively, principally results from the elimination of 49.38% of Maine Energy's net income through May 2, 1996 and 25.85% after May 2, 1996, net of amortization.

     The Company reported a loss from discontinued operations of $36,000 and $254,000 for the quarter and nine months ended September 30, 1996, respectively, compared to income of $236,000 and $435,000 for the same periods in 1995. The discontinued operations relates to the computer service division which, as described in the notes to the financial statements was sold on July 26, 1996.

     The extraordinary loss of $2,397,000 for the nine months ended September 30, 1996 resulted from the early extinguishment of bonds at Maine Energy as related to the sale of capacity under the PPA.

     The Company had net income of $1,257,000 and $12,868,000 for the quarter and nine months ended September 30, 1996, respectively, compared to net income of $143,000 and $527,000 for the same periods in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since December 31, 1995, the Company has made private placements of $2,503,314 of notes together with 400,458 warrants to purchase shares of the Company's Common Stock at $6.00 per share. All of the notes have been repaid prior to maturity. The Company used the proceeds of the offerings to fund its AART obligation and fund working capital.

     Maine Energy used the proceeds from the sale of its capacity to repay the $64,500,000 Resource Recovery Bonds and to retire the bank letter of credit issued to enhance the credit of the bonds. The remaining proceeds were used together with unrestricted cash balances to repay $29,500,000 of the total of subordinated notes payable to limited partners. Subordinated notes payable as of November 12, 1996 aggregate $13,485,804.

     The Company received net proceeds of approximately $3,503,000 from the sale of substantially all the assets of its wholly-owned subsidiary, DataFocus Incorporated. These proceeds were used to retire the private placements mentioned above and working capital purposes.

     The Company can utilize approximately $700,000 of the proceeds of the sale of its 8%, $5,000,000 convertible subordinated note for transaction costs and working capital. The remaining $4,300,000 will be utilized to fund certain acquisitions and projects. Through November 12, 1996, $500,000 of this amount was used for the development of the Company's proposed ash recycling facility in Maine.

     Significant restrictions exist as to the amount of cash flow that can be distributed to the Company by Maine Energy and PERC. As of September 30, 1996, the Company had $2,169,000 of cash and cash equivalents of which $1,771,000 is held by Maine Energy, and limited to use in Maine Energy's operations so long as existing subordinated debt remains outstanding. As of November 12, 1996, the Company has available unused lines of credit aggregating $787,000. Management of KTI believes that available cash flow from subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed although no assurances can be given in this regard.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Port Authority of New York and New Jersey ("Port Authority") sued Energy and KES, Inc. ("KES"), a wholly-owned subsidiary of Energy, in the Supreme Court of the State of New York, New York County on April 11, 1995. Port Authority sought damages in the amount of $439,819 for the cost of the storage and removal of wood recyclables that were delivered to the Howland Hook Marine Terminal ("Howland Hook") located on Staten Island and leased by Port Authority from the City of New York. The Company and the Port Authority have executed a settlement agreement for such litigation. Pursuant to the settlement agreement, the Company has paid $100,000 to the Port Authority. An additional payments of $32,000 is due in April, 1997.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On August 13, 1996, the Company held an annual meeting of shareholders. At the meeting, the following matters were approved by the shareholders by the following votes:

         1.  Election of Directors

                                                     For               Withheld
                                                     ---               --------
                  Nicholas Menonna, Jr.              3,947,007         42,713
                  Martin J. Sergi                    3,946,341         43,379
                  Dibo Attar                         3,946,174         43,546
                  Thomas A. Bosanko                  1,663,754         2,325,966
                  Ross Pirasteh                      3,947,840         41,880
                  Jack Polak                         3,717,840         271,880
                  Jeffrey R. Power                   3,947,840         41,880
                  Marshall S. Sterman                3,947,840         41,880

         2.  Ratify the appointment of Ernst & Young LLP

                                    For              Against           Abstain
                                    ---              -------           -------
                                    3,937,674        332               51,714

         3. Approve the adoption of amendments to KTI, Inc. Directors' Stock Options Plan

                                    For              Against           Abstain
                                    ---              -------           -------
                                    3,901,983        24,784            62,953

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

     During the quarter for which this report is filed the Company filed the following reports on Form 8-K:

     (i) Report on Form 8-K dated July 19, 1996 reporting under Item 2 that its wholly-owned subsidiary DataFocus Incorporated ("DataFocus"), executed an Agreement with CIBER, Inc. for the sale of substantially all of the assets of DataFocus' Business Service Division.

     Additionally reported was the sale of the stock of DataFocus to certain members of the management of DataFocus.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   KTI, Inc.
                                   --------------------------------------
                                   (Registrant)


                                   By: /s/ Robert E. Wetzel
                                       ----------------------------------
                                       Name:  Robert E. Wetzel
                                       Title: Senior Vice President


                                   By: /s/ Martin J. Sergi
                                       ----------------------------------
                                       Name:  Martin J. Sergi
                                       Title: President, Chief Financial Officer
                                              and Chief Operating Officer
                                              (Principal Accounting Officer)


Date: November 12, 1996