Form 10-K405
period 1996-12-31
KTI INC
filed 1997-04-03
CIK 931581

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                          COMMISSION FILE NO. 0-25490

                                   KTI, INC.

                  NEW JERSEY                                    22-2665282
       (STATE OF OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NUMBER)

                              7000 BOULEVARD EAST
                          GUTTENBERG, NEW JERSEY 07093
                                 (201) 854-7777
         (ADDRESS, INCLUDING ZIP CODE, AND TELEPHONE NUMBER, INCLUDING
            AREA CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                           Common stock, no par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

                         $36,345,118 at March 27, 1997

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                                   6,862,032

================================================================================

                               TABLE OF CONTENTS

                                                                                       PAGE
                              ITEM NUMBER AND CAPTION                                 NUMBER
------------------------------------------------------------------------------------  ------
PART I
Item 1.    Business.................................................................     1
Item 2.    Properties...............................................................    18
Item 3.    Legal Proceedings........................................................    19
Item 4.    Submission of Matters to a Vote of Security Holders......................    20
PART II
Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters....    20
Item 6.    Selected Financial Data..................................................    21
Item 7.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations............................................................    22
Item 8.    Financial Statements and Supplementary Data..............................    34
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure...............................................................    34
PART III
Item 10.   Directors and Executive Officers of the Registrant.......................    34
Item 11.   Executive Compensation...................................................    34
Item 12.   Security Ownership of Certain Beneficial Owners and Management...........    34
Item 13.   Certain Relationships and Related Transactions...........................    34
PART IV
Item 14.   Exhibits, Financial Statement Schedules..................................    35

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     KTI, Inc. (individually and collectively with its subsidiaries, "KTI" or the "Company") was incorporated in New Jersey in 1985. The Company is a holding company, and substantially all of its operating assets are owned by corporate and partnership subsidiaries and affiliates.

     The Company's objectives are focused on the development of an integrated waste handling business, providing waste recycling, processing and disposal capabilities, specialty waste disposal services, facility operations and recycling of ash combustion residue.

     As part of its integrated waste handling business, the Company owns waste-to-energy facilities which convert ordinary, non-hazardous solid waste from residential, commercial and industrial sources ("municipal solid waste" or "MSW") into refuse derived fuel ("RDF"), which in turn is combusted alone or with supplemental fuels to dispose of the RDF and, in the process, to generate electrical power to be sold to electrical utilities. The Company has developed and currently owns interests in two such facilities. The first facility is owned by KTI's 74.15% owned subsidiary, Maine Energy Recovery Company, Limited Partnership, a Maine limited partnership ("Maine Energy"), which is located in Biddeford, Maine. Maine Energy commenced operations in 1987. The other facility, owned by KTI's 7% owned affiliate Penobscot Energy Recovery Company, a Maine limited partnership ("PERC"), is located in Orrington, Maine. PERC commenced operations in 1988. Sources of revenues are from fees payable under waste handling agreements with over 250 municipalities and commercial waste sources for the right to dispose of MSW at the Company's facilities ("tipping fees") and payments from electrical utilities for electricity sold by the facilities. The Company also developed and operates a wood waste processing facility in Lewiston, Maine through its subsidiary KTI Bio Fuels, Inc. ("KTI Bio Fuels"). This facility commenced operations in 1986 and processes woodwaste, producing woodchips which are used by Maine Energy and PERC, as well as third parties, as supplemental fuel. These three facilities provide 60% of the long-term disposal capacity for the State of Maine.

     To solidify its business base in Maine and expand its integrated waste handling business vertically and geographically, KTI made a number of strategic acquisitions and entered into contract restructurings and joint ventures during 1996.

     In April 1996, the Company entered into a series of agreements with Environmental Capital Holdings, Inc., a Florida corporation ("ECH"), and its subsidiary American Ash Recycling Corp., a Florida corporation ("AAR"), under which the Company made the following acquisitions and commitments.

     (i) The Company acquired a 60% limited partnership interest in a limited partnership which operates a permitted municipal waste combustor ("MWC") ash recycling facility in Nashville, Tennessee. This facility, which commenced operations in 1993, is the first commercially operational MWC ash recycling facility in the United States.

     (ii) The Company acquired a 60% limited partnership interest in a limited partnership formed to operate a similar facility in the State of Maine (the "Maine Partnership"). The Maine Partnership is in the process of obtaining its federal, state and local permits.

     (iii) The Company agreed to become a 60% limited partner, if appropriate, in up to eight (8) more ash recycling facilities that may be developed by AAR through December, 1999.

     AAR's MWC proprietary ash recycling process recovers substantial quantities of metal contained in MWC ash residue and, after removing unburned materials, converts the remainder of the ash into a high grade aggregate which is sold for reuse in commercial construction, asphalt, concrete, and roadbed material applications. AAR's process recovers both ferrous and non-ferrous metals, which are cleaned to enhance their value in the scrap metal markets. AAR's process also removes unburned combustibles through the utilization of proprietary air separation processes.

     With respect to the Maine Partnership and the other proposed partnerships, there can be no assurance that the intended projects would be economically feasible and, if feasible, that necessary financing and regulatory approvals would be obtained in order to construct and operate the proposed facilities.

     Also in April 1996, Maine Energy negotiated a reduced disposal fee retroactive to January 1, 1996 with the third party ash landfill owner that disposes of all ash residue produced at the Biddeford facility. The cost per ton was reduced from $70 per ton to $46 per ton. This reduced fee will stay constant through 1997 and then be increased by inflation. Maine Energy disposed of 55,826 tons of ash in 1996 which produced a total savings of $1,339,824. KTI's share of this savings through its ownership of Maine Energy and the Maine Partnership was $936,604 for 1996. The Company believes that the Company's effort to obtain permits for the ash recycling facility in Maine resulted in the third party ash landfill owner reducing the ash residue disposal cost, yielding such savings.

     In May 1996, KTI completed a restructuring of the long-term power supply contract between its waste-to-energy subsidiary, Maine Energy and Central Maine Power Company ("Central Maine"), a major utility in the State of Maine. As part of the restructuring, Maine Energy sold its generating capacity through May 31, 2007 to CL Power Sales One, L.L.C., an affiliate of Citizens Lehman Power ("CL One"). Maine Energy recorded a gain on the transaction of $33.2 million and an additional amount of $45 million was deferred which will be recognized as certain contingencies are eliminated. At closing, Maine Energy received approximately $90 million in cash and an extension of the contract for five and one-half years to December 31, 2012 in exchange for reducing the price of its above-market rate of electricity to Central Maine from 16 cents per kilowatt hour (kWh) to 7.18 cents per kWh. The new rate will escalate by 2% per year through May 31, 2007 and then convert to a market based rate for the remaining term of the contract. The proceeds, together with cash released from reserves, were used by the Company to: 1) repay the entire $64.5 million of Maine Energy's outstanding bonds and terminate the bank letter of credit supporting them and 2) reduce the subordinated debt of this subsidiary by $29.5 million. Also as a result of the transaction, the Company was able to increase its ownership in the subsidiary to 74.15% from 50.38%.

     In June 1996, Maine Energy received the Environmental Protection Agency ("EPA") Environmental Leadership Award. Maine Energy received the award in recognition of its performance in operating at a plateau above compliance. The Company was the only waste-to-energy company so recognized by the EPA. As a function of the program, Maine Energy will benefit via decreased reporting procedures and will spearhead a move toward facility self-certification. Maine Energy will also be a mentor to two facilities selected by the EPA who can benefit from the Biddeford facilities pollution prevention techniques and successes.

     In September 1996, the Company entered into a joint venture with Pinetree Waste, Inc. of Portland, Maine. The joint venture with experienced Maine waste management professionals will concentrate on the sourcing of MSW and specialty waste for Maine Energy and PERC.

     In November and December 1996, the Company acquired Timber Energy Investments, Inc. ("TEII"), a Florida-based company. TEII and its subsidiaries own the following facilities:

     - A 14-megawatt power plant in Telogia, Florida which processes biomass waste and sells electricity to Florida Power Company under a long-term contract. The power plant is subject to $13.4 million of tax exempt debt.

     - A 400,000-ton per year wood chip mill in Cairo, Georgia which processes pulp wood under a long-term service contract with Stone Container, Inc. ("Stone"), and

     - A 15-million pound plastic recycling plant in Tuscaloosa, Alabama

     In exchange for a purchase price of $1.85 million the Company received 49% of the common stock of TEII, preferred stock with a $50 million liquidation preference and $11.8 million in notes previously owned by Continental Casualty Company and its affiliates ("CNA"). KTI has agreed to release CNA from its current reimbursement obligations on the $13.4 million outstanding municipal bonds. The net result of this purchase and restructuring will be a retirement of approximately $61.8 million in TEII's obligations. In a series of subsequent transactions, KTI acquired the remaining 51% of common stock of TEII for approximately $290,000. KTI currently owns 100% of the TEII preferred and common stock outstanding.

     Also in November 1996, the Company acquired Manner, Inc. ("Manner"), a Maryland-based company doing business as a broker of recycling plastics nationwide. Manner is expected to play a key role in the Company's participation in the plastic recycling market including the anticipated enhancement of the profitability of the acquired TEII plastic recycling plant located in Tuscaloosa, Alabama. KTI acquired Manner for 65,000 shares of KTI stock and granted incentive stock options to Manner's key personnel.

     The Company's current business plan for its integrated waste handling business includes the following elements: (i) to maximize the RDF production and operating efficiencies of the Maine Energy and PERC facilities, (ii) to continue to focus on lowering expenses of its waste-to-energy facilities, including identifying less costly means of disposal or by utilizing recycling opportunities for MSW process and ash combustion residues, (iii) to utilize its expanded specialty waste disposal capabilities (an increase in the amounts of specialty waste processed by the Company is planned to offset the effects of the seasonal nature of the traditional MSW market and the uncertainties of the MSW spot market, which would increase revenue due to the higher tipping fees that the Company believes its facilities will be able to charge for processing such wastes), (iv) to enhance the value of its wood waste processing business by expanding the utilization of available capacity through the acquisition of additional materials and expanding the menu of materials processed, (v) to recycle ash produced by waste-to-energy facilities, (vi) to expand its waste brokerage service, and (vii) to utilize its experience gained in restructuring Maine Energy's power supply contract, in waste handling and processing, in turning around troubled facilities and in operating waste facilities by acquiring an interest in or assuming operational responsibility for other waste disposal or recycling facilities in financial or operational distress.

     The implementation of parts of the foregoing business plan has only recently commenced and there can be no assurance that such plan will be successful.

WASTE-TO-ENERGY TECHNOLOGY

     The two waste-to-energy facilities developed by the Company utilize RDF technology, which emphasizes both materials separation prior to the combustion of MSW and the production of a high quality fuel. In the RDF process utilized by the Company, non-combustible materials, such as ferrous metals, glass, grit and fine organic materials, are separated from MSW, which promotes recycling of non-combustible material and, in addition, yields a more homogeneous and efficient fuel for electric power generation, more acceptable air emissions, and decreased quantities of ash residue from combustion. The use of supplemental fuels, such as woodchips, tire chips, natural gas and fuel oil, allows the Company to compensate for seasonal variations or temporary interruptions in MSW deliveries or temporary fluctuations in the quality of the RDF used in the power production process. The combustion of RDF either alone or with supplemental fuels results in superheated steam that is delivered to a single steam turbine generator in each facility, each of which generates electricity that is transmitted through interconnection equipment to Central Maine and Bangor Hydro-Electric Company ("Bangor Hydro"), respectively, pursuant to power purchase agreements with Maine Energy and PERC.

     Ash residue is the remaining by-product of the Maine Energy and PERC facilities' energy generation process. The facilities have disposed of, and currently dispose of, their ash residue at landfills located within the State of Maine that are licensed by the Maine Department of Environmental Protection ("MDEP"). The Company is seeking the regulatory approvals required to recycle its ash residues, but such ash residue is not currently being recycled. There can be no assurance that the Company will be able to recycle its ash residue.

MAINE ENERGY

  General

     Maine Energy is a limited partnership organized in 1983 for the purpose of developing and owning a waste-to-energy facility located in Biddeford, Maine. The Company, through its subsidiaries, owns a 74.15% interest as the sole general partner and one of three limited partners of Maine Energy. Accordingly, the Company holds a majority ownership interest in Maine Energy. The other two limited partners are CNA Realty Corp. ("CNA Realty"), a subsidiary of CNA Financial Corporation, and Energy National, Inc., an affiliate of Pacific Generation Company ("PacifiCorp"), which own 9.6% and 16.25% interests in the partnership, respectively.

  Maine Energy Facility

     The Maine Energy facility occupies an approximately 9.1 acre site owned by Maine Energy in the City of Biddeford, Maine. The facility provides waste disposal services to municipalities in central and southern Maine. The nominal waste disposal capacity of the facility is 245,000 tons per year. The volume of waste processed at the Maine Energy facility in 1996 was 245,634 tons.

  Financing of Maine Energy Facility

     The construction of the Maine Energy facility was financed with the proceeds from the sale of $85 million original principal amount of variable rate demand resource recovery bonds issued by the City of Biddeford in two offerings (the "Biddeford Bonds"), which were secured by a letter of credit from a group of banks, and a $22 million equity investment by Maine Energy's original limited partners, CNA Realty, ENI and Project Capital 1985 ("Project Capital"). The partners subsequently made additional investments in the aggregate amount of $24.7 million in the form of subordinated loans with an interest rate of 12% per annum, which are payable solely out of distributable cash flow of Maine Energy. Payments on these loans were restricted by the terms of the documents governing the Biddeford Bonds and the letter of credit.

     In May 1996, in connection with the restructuring of the Central Maine PPA (as defined below) the Biddeford Bonds and the associated Letter of Credit were retired with a $64.5 million prepayment and a payment of $29.5 million was made for principal and accrued interest on the subordinated loans. The balance of the subordinated loans at December 31, 1996 was $14,575,985. While the Company believes that distributable cash flow from the facility's operations will be adequate to cover future annual interest requirements on the subordinated loans, there can be no assurance that this will occur.

  Management and Fees

     A subsidiary of the Company, Kuhr Technologies, Inc. ("Kuhr"), is the sole general partner and manager and has control of the day to day business of Maine Energy.

     Under the terms and conditions of an operation and maintenance agreement with Maine Energy, a subsidiary of the Company, KTI Operations, Inc. ("Operations") also administers, operates and maintains the Maine Energy facility and is paid an amount equal to the actual operating costs of the Maine Energy facility plus a monthly fixed fee, currently set at approximately $40,500 and subject to an inflationary adjustment annually. The agreement also provides for incentive payments to Operations employees at the Maine Energy facility in the event expected performance standards are exceeded. As a result of such expected performance standard being exceeded, aggregate incentive payments in the amount of $212,601, $202,016 and $203,200 have been paid to Operations employees during 1994, 1995 and 1996, respectively.

  Power Purchase Agreement

     The electricity produced by the Maine Energy facility is sold to Central Maine pursuant to a power purchase agreement dated January 12, 1984 with a term through December 31, 2012 (as amended, the "Central Maine PPA"). Central Maine serves more than 490,000 customers in an 11,000 square mile service area in central and southern Maine and purchases substantial amounts of power from Canadian utilities as well as independent power producers such as Maine Energy. In 1996, Maine Energy derived approximately $20,337,000, or 31.6% of its revenues, from the sale of electricity to Central Maine.

     In May, 1996 Maine Energy restructured its agreement with Central Maine by entering into a series of agreements with CL One and Central Maine, which provided for the purchase of Maine Energy's available power generation capacity by CL One and amending the Central Maine PPA (together with the agreement, the "Agreements"). CL One made an initial payment of $85 million and agreed to also make additional quarterly payments through May 31, 2007 to Maine Energy as a portion of its purchase price and for reimbursement to Maine Energy of certain expenses. In consideration of its payments to Maine Energy, CL One would be assigned all rights to capacity from the Maine Energy facility through May 31, 2007. In the restructuring, the term of the Central Maine PPA was extended from May 31, 2007 to December 31, 2012. Maine Energy will sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents per kWh which would escalate annually by 2% per annum. Beginning June 1, 2007 until the expiration date of the contract, Maine Energy will be paid market value for both its energy and capacity by Central Maine. Maine Energy retired the outstanding principal amount of $64.5 million of the Biddeford Bonds with the proceeds of the sale of its capacity. Utilizing the balance of the proceeds and a portion of the reserve funds available, the Company substantially reduced the outstanding principal amount of Maine Energy's subordinated indebtedness by paying off $29.5 million of subordinated debt. As of December 31, 1996 the balance of the subordinated debt at Maine Energy was $14,575,985.

     Under the terms of the Central Maine restructuring, a $45 million letter of credit was issued to Central Maine by ING (US) Capital Corporation, ("ING"). If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity (a "100,000,000 kWh default") and Maine Energy does not have a force majeure defense (physical damage to the plant and other similar events), Maine Energy is obligated to pay $3.75 million to Central Maine as liquidated damages. Such payment obligation is secured by the ING letter of credit. In each year in which 100,000,000 kWh is produced, the balance of the ING letter of credit is reduced by $3.75 million. If, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity (a "15,000,000 kWh default") and Maine Energy does not have a force majeure defense, Maine Energy is obligated to pay the then balance of the ING letter of credit to Central Maine as liquidated damages. In 1996, the 15,000,000 kWh and the 100,000,000 kWh tests were met, resulting in a reduction of the amount of the ING letter of credit to $41.25 million.

     Management of the Company restructured its relationship with Central Maine because it believes that the cash proceeds from the restructuring which enabled the Company to reduce the outstanding indebtedness of Maine Energy, should allow the Company upon refinancing or repayment of the reduced subordinated debt to access Maine Energy's available cash flow. In addition, the newly restructured Central Maine PPA will allow Maine Energy to be more competitive as electric utility deregulation become a reality. The foregoing estimate of increases in cash flow and competitive advantage, however, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth herein due to, among other factors, (i) failure to achieve the levels of power production projected by the Company or (ii) levels of expenses greater than those projected by the Company, and, accordingly, there can be no assurance that the Company will experience such an increase in cash flow and competitive advantage as a result of such transactions.

  Long-Term Waste Handling Agreements

     Approximately one-third of the MSW provided to Maine Energy is delivered pursuant to waste handling agreements with eighteen (18) municipalities with terms expiring on June 30, 2007 or later. The agreements are substantially similar in content except that (i) the sixteen (16) "charter" municipalities are entitled to various concessions as a result of having participated in the financial restructuring of Maine Energy in 1991, and (ii) the two "host" municipalities of Biddeford and Saco (both of which are charter municipalities) pay tipping fees in the amount of one-half of those paid by the other charter municipalities. The municipalities currently pay tipping fees to Maine Energy for the disposal of MSW ranging as of December 31, 1996 from $20.42, in the case of the two host municipalities of Biddeford and Saco, to $40.83 per ton, which are subject to adjustment. During 1996, Maine Energy reduced the tipping fees as required by the Waste Handling Agreements by $7.27 and $3.64 for charter and host communities, respectively, as a result of the retirement of the Biddeford Bonds. The annual tipping fees charged to the municipalities are increased (but not decreased) each year for inflation and any increases in variable "pass through" costs, such as disposal fees for residues. The municipalities are also responsible for costs associated with changes in law. Maine Energy was not entitled to an increase in tipping fees in 1996 for variable "pass through" or change in law costs. Approximately 35% of Maine Energy's total waste handling revenues in 1996 was attributable to these long-term waste handling agreements.

     Under the Maine Energy long-term waste handling agreements, each municipality agrees to deliver to the Maine Energy facility acceptable waste in an amount equal to its "Guaranteed Annual Tonnage." Maine Energy is required to accept 110% of each municipality's Guaranteed Annual Tonnage. The total tonnage processed under long-term agreements in 1996 was only 30.4% of the total waste processed by the facility. A municipality is required to pay to Maine Energy the tipping fee for the amount of any shortfall from its Guaranteed Annual Tonnage. As a corollary to the "put-or-pay" delivery guarantee, each municipality enacted a flow control ordinance pursuant to Maine law which designates the Maine Energy facility as the exclusive disposal or reclamation facility to which all acceptable waste generated within the municipality must be delivered regardless of which entity picks up waste in such municipality. See "Governmental Regulations -- Waste Handling -- Flow Control."

     Each municipality has the right, once a year, to terminate its long-term waste handling agreement on one year's prior notice. The Company does not believe that currently there is a material risk that the municipalities would exercise their respective rights to terminate their agreements, as there are currently no less costly alternative longterm means of MSW disposal available in Maine Energy's market area.

  Other Sources of Waste

     The Company has short-term MSW disposal contracts with additional municipalities with terms expiring in 1997 through 2000 that provide Maine Energy with approximately 38,800 tons per year of MSW and short-term contracts principally with one to three year terms with commercial and private waste haulers that provide approximately 87,900 tons per year of MSW to the Company. The balance of Maine Energy's capacity is utilized by spot market MSW and specialty wastes.

  Bypass and Residue Disposal

     The processing of MSW at the Maine Energy facility generates materials such as non-combustible material removed from the front-end processing of MSW ("front-end process residue") and ash residue resulting from the RDF combustion process. These materials are disposed of by licensed third parties under long-term agreements. Maine Energy is also required, in the event of a shutdown of the Maine Energy facility, to dispose of MSW received by Maine Energy by delivering such MSW to PERC or to third party waste disposal facilities.

PERC

  General

     PERC is a limited partnership organized in 1983 for the purpose of developing and owning a waste-to-energy facility located in Orrington, Maine. A subsidiary of the Company owns a 7% general partnership interest in PERC. The other partners of PERC are ENI, which has both a general and limited partnership interest representing an aggregate 28.71% ownership percentage, and The Prudential Insurance Company of America, which has a limited partnership interest representing a 64.29% ownership percentage.

  PERC Facility

     The PERC facility occupies an approximately 40.3 acre site owned by PERC in the Town of Orrington. The facility provides waste disposal services to municipalities in Penobscot, Hancock, Waldo, Piscataquis, Somerset, Knox, Kennebec, Lincoln and Aroostook Counties, Maine. The nominal waste disposal capacity of the facility is 325,000 tons per year. The PERC facility processed 253,523 tons of MSW in 1996. The Company intends to increase the annual processed total to approximately 325,000 tons over the next ten years.

  Management and Fees

     A subsidiary of the Company and ENI are both general partners of PERC. The subsidiary of the Company and ENI each have one representative on a management committee, which is generally given full authority and discretion with respect to PERC's business, except as delegated to the managing general partner, which is the subsidiary of the Company. However, certain matters acted upon by the management committee, such as the addition of new partners or the transfer of partnership interests and the approval of the terms and conditions of any contract pursuant to which the partnership would expend or receive $100,000 or more in any year, must be presented to the general partners for approval or rejection.

     Primary day-to-day responsibility for operating the PERC facility has been contracted to ESOCO Orrington, Inc. ("ESOCO"), a subsidiary of ENI, pursuant to an operating and maintenance agreement. The term of the agreement is for five years, with renewals for successive five year terms.

     The subsidiary of the Company also earns an annual management fee from PERC. The base amount was set in the PERC partnership agreement subject to annual adjustments on the basis of the Consumer Price Index and was $334,338 for the year ended December 31, 1996. The subsidiary of the Company was due $2,279,105 on account of accrued management fees as of December 31, 1996, which represent the unpaid portion of management fees earned by the Company through March 31, 1991. Payment of the accrued management fees currently are restricted by the terms of the PERC partnership agreement to the extent of 10% of cash flow otherwise distributable to equity owners. The Company also receives an annual co-operator's fee which was $53,109 for the year ended December 31, 1996.

     In 1996, the Company was entitled to receive $691,442 as a result of PERC's operations during 1995, $398,311 of which was paid to ENI for principal and interest due on its note from the Company.

  The Power Purchase Agreement

     The electricity produced by the PERC facility is sold to Bangor Hydro pursuant to a power purchase agreement dated June 21, 1984 with a term through February 14, 2018 (the "Bangor Hydro PPA"). Bangor Hydro serves approximately 97,000 customers in a 4,900 square mile service area in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook, Maine. In 1996, PERC derived approximately 61% of its revenues, from the sale of electricity to Bangor Hydro.

     Under the terms of the Bangor Hydro PPA, Bangor Hydro has agreed to purchase all electricity generated by the PERC facility up to 25 megawatts (the practical limit of the facility's equipment) and up to a maximum of approximately 166,000,000 kWh in a calendar year, net of electricity consumed at the facility. The Bangor Hydro PPA rate formula is currently favorable to PERC, providing a contract rate of 11.402 cents per kWh for 1996. A portion of the contract rate is adjusted annually to reflect changes in inflation. If PERC fails to deliver at least 105,000,000 kWh to Bangor Hydro in any calendar year, PERC is obligated to pay Bangor Hydro $4,000 for each 1,000,000 kWh by which such deliveries fall below 105,000,000 kWh. Although future performance cannot be guaranteed by past results, PERC has never failed to meet this delivery obligation. The profitability of PERC is heavily dependent on the Bangor Hydro PPA.

     The Company is currently working with Bangor Hydro in an attempt to restructure the Bangor Hydro PPA utilizing the Central Maine PPA restructuring as a model. The Company's objectives in a restructuring would be the same as it believes were accomplished in the Central Maine PPA restructuring. The discussions with Bangor Hydro have only recently commenced and no assurances can be given that such restructuring will be successful.

  Long-Term Waste Handling Agreements.

     As of December 31, 1996, PERC had in place 124 long-term waste handling agreements, of which 82 cover approximately 100 so-called charter municipalities ("Charter Municipalities") with terms expiring on March 31, 2004, unless sooner terminated, and all of which are substantially similar in content. The agreements provide PERC with approximately 200,000 tons per year of MSW. PERC receives approximately 20,000 tons per year of MSW from municipalities with whom PERC has short-term waste handling agreements, 20,000 tons per year from commercial haulers and 10,000 tons per year from the spot market. As of December 31, 1996, the municipalities under the PERC long-term waste handling agreements pay an average tipping fee of $47.02 per ton to PERC for the disposal of their waste. Total waste processing revenues of PERC in 1996 were approximately $11,792,000 of which approximately 81.3% is attributable to MSW received from Charter Municipalities.

     The PERC long-term waste handling agreements with the Charter Municipalities are substantially similar to the Maine Energy long-term waste handling agreements, including the inclusion of "Guaranteed Annual Tonnages" and "put-or-pay" provisions and a variable tipping fee for "pass through" and change in law costs.

     Each PERC Charter Municipality has the right to receive a pro rata credit against tipping fees, which credits are known as "Performance Credits" and may be used to reduce future tipping fee payments at the option of the Charter Municipalities in lieu of cash payment. Performance Credits for 1995 in the amount of $1,417,567 were paid in 1996. The amount due for 1996 which will be paid during 1997 is approximately $619,000.

     On one year's notice, a PERC Charter Municipality may terminate its long-term waste handling agreement as of March 31, 1998, March 31, 2000 or March 31, 2002. If, as a result of such termination notices received from Charter Municipalities, the aggregate Guaranteed Annual Tonnage of non-terminating municipalities would fall below 180,000 tons, PERC may elect to terminate all waste handling agreements with Charter Municipalities. Currently no charter municipality has given any such notice for March 31, 1998. Effective March 31, 2004, Charter Municipalities, acting collectively, which have not previously terminated their PERC long-term waste handling agreements will have three options: (i) to purchase the PERC facility at its book value (as defined) as of March 31, 2004; (ii) to acquire, for $1.00, 50% of all "Distributable Cash" (defined as the revenues of PERC less expenses, amounts credited to reserve accounts and management fees) on or after April 1, 2004; or (iii) to extend the existing waste handling agreements for a period of 15 years. If the PERC Charter Municipalities are unable to agree on the option to select, the option selected by a majority of such municipalities, based upon Guaranteed Annual Tonnage, shall be the option selected.

KTI BIO FUELS -- WOOD WASTE PROCESSING

  General

     The Company's Maine wood waste processing business is operated by the Company's subsidiary, KTI Bio Fuels, Inc. ("KTI Bio Fuels"). KTI Bio Fuels was organized in 1986 for the purpose of developing and operating a wood waste processing facility on a leased site in Lewiston, Maine (the "Lewiston Facility") to convert treated and untreated wood waste materials into woodchips used for disposal through use as boiler fuel. This facility also converts oversized bulky wastes, such as furniture and mattresses into a biomass boiler fuel.

     The principal source of revenue to KTI Bio Fuels is tipping fees from parties disposing of wood waste at the Lewiston Facility, which is supplemented by revenues from the sale of woodchips and recovered scrap metals. Maine Energy and PERC utilize woodchips produced by the Lewiston Facility as a supplemental fuel for their RDF combustion processes. In addition to Maine Energy and PERC, KTI Bio Fuels also sells its woodchips to third party biomass power plants in Maine.

  Lewiston Facility

     The Lewiston Facility occupies an approximately 9.7 acre site which is leased from an affiliate of the City of Lewiston for a term expiring 2015 . The facility has the capacity to process up to three hundred (300) tons per day of wood waste materials and consists of a waste processing building, including equipment for the magnetic separation of ferrous metals, and a large storage building where processed woodchips are stored.

  Ownership

     A subsidiary of the Company owned a 75% ownership interest in the predecessor partnership, KTI Bio Fuels, L.P. The sole limited partner of KTI Bio Fuels L.P. was Maine Woodchips Associates, a Maine partnership ("Woodchips Associates"), which held the remaining 25% ownership interest in KTI Bio Fuels, L.P. In February 1997, the Company acquired the 25% interest owned by Maine Woodchips for 10,000 shares of its common stock and a five year warrant for 2,000 shares at $8.50 per share. Upon acquiring the ownership, KTI liquidated the partnership and moved the operation into its wholly owned subsidiary, KTI Bio Fuels

KTI ASH RECYCLING, INC.

     On December 28, 1995 the Company, through its wholly owned subsidiary KTI Ash Recycling, Inc. ("KTI Ash"), entered into a series of agreements with Environmental Capital Holdings, Inc. ("ECH") and its subsidiary, American Ash Recycling Corp. ("AAR"). These agreements were subject to due diligence which was completed in the first quarter of 1996.

     Effective March 29, 1996, KTI Ash purchased a 60% interest as a limited partner in American Ash Recycling of Tennessee, Ltd., a Florida limited partnership ("AART"). The general partner is the previous owner of the Facility, American Ash Recycling Corp. of Tennessee, a Florida corporation, an affiliate of AAR. The partnership will carry on the business of the predecessor corporation. The Company has a priority on the annual distributions of earnings and cash flow from the Facility to the extent of 75% of the earning and cash flow generated until it receives $315,000 for each year on a cumulative basis. The purchase price consisted of $500,000 in cash and a short-term promissory note for $1,600,000 which was paid during 1996.

     The partnership owns an incinerator ash recycling plant in Nashville, Tennessee, which commenced operations in 1993. The plant recycles ash from a landfill owned by the city of Nashville and Davidson County.

     The Company also agreed to become a 60% limited partner of a partnership, American Ash Recycling of New England ("AARNE") to operate a similar facility in the State of Maine (the "Maine Partnership"). The Company's initial contribution to this partnership was $500,000.

     The Company has agreed to become a 60% limited partner in up to an additional eight facilities. The purchase price for each of these partnership interests is $2 million. ECH and AAR have a four year period to develop these eight facilities which ends December 31, 1999.

     Maine Energy executed an Ash Recycling Agreement with AARNE. In April 1996, Maine Energy negotiated a reduced disposal fee retroactive to January 1, 1996 with the third party ash landfill owner that disposes of all ash residue produced at the Biddeford facility. The cost per ton was reduced from $70 per ton to $46 per ton. This reduced fee will stay constant through 1997 and then be increased by inflation. Maine Energy disposed of 55,826 tons of ash in 1996 which produced a total savings of $1,339,824. KTI's share of this savings through its ownership of Maine Energy and AARNE was $936,604 for 1996.

     PERC also executed an Ash Recycling Agreement with AARNE. The Ash Recycling Agreement guarantees the delivery by PERC of a minimum of 35,000 tons of ash to AARNE. The processing fee is $43.50 per ton, including a trucking fee of $11.00 per ton. Under PERC's current ash recycling contract, the other party may retain PERC's ash disposal if its reduces its current price of $56.56 to match the $43.50 price contained in the AARNE Ash Recycling Agreement. The current ash recycling contract requires a one year notice period for termination, such notice will be given when AARNE receives such notice of its required federal, state and local approvals and permits. AARNE expects to complete construction of its facility within six months of receiving the necessary permits and approvals, at which time PERC will begin delivery of ash residue to AARNE.

     AAR's MWC proprietary ash recycling process recovers substantial quantities of metal contained in MWC ash residue and, after removing unburned materials, converts the remainder of the ash into a high grade aggregate which is sold for reuse in commercial construction, asphalt, concrete, and roadbed material applications. AAR's process recovers both ferrous and non-ferrous metals, which are cleaned to enhance their value in the scrap metal markets. AAR's process also removes unburned combustibles through the utilization of proprietary air separation processes.

     With respect to the Maine Partnership and the other proposed partnerships, there can be no assurance that the intended projects would be economically feasible and, if feasible, that necessary financings and regulatory approvals would be obtained in order to construct and operate the proposed facilities.

TIMBER ENERGY INVESTMENTS, INC.

  General

     TEII was formed in 1994 as a holding company, which ultimately owned a majority of common stock of Timber Energy Resources, Inc. ("TERI") and all of the outstanding stock of Timber Energy Plastics Recycling, Inc. ("TEPRI") and Timber Energy Trucking, Inc. ("TET").

  Acquisition by KTI, Inc.

     On November 22, 1996, the Company acquired TEII from Continental Casualty Company (together with its subsidiaries, "CNA") and a group of ten individual investors. CNA sold its debt obligations of TEII (approximately $11.8 million at par plus accrued interest) and equity interests in TEII (73,500 shares, or 49%, of common stock and $50 million in preferred stock) to KTI for $1.85 million. The remaining 51% ownership interest was purchased from the group of ten individual investors for an additional approximately $290,000.

     As part of its purchase agreement with CNA, the Company has also agreed to obtain the release of CNA's reimbursement obligation to the letter of credit bank, Bank of Montreal ("BOM") which credit enhances the $13,400,000 of outstanding bonds. If the Company is unable to obtain the release of CNA of its obligation by August 21, 1997, then CNA has the option of reimbursing the Company $1.75 million of its purchase price and reversing the transaction. The Company has retained an investment banking firm to place the bonds and is confident it will be able to obtain the release of CNA of its obligation by the August 21, 1997 deadline. While the company believes that it will be able to release CNA of its obligation and that cash flow from the facility's operations will be adequate to cover future principal and interest payments on the bonds, there can be no assurance that these results will occur.

  Timber Energy Resources, Inc.

     General

     TERI is a Texas corporation organized in July 1984 for the purpose of constructing and operating bio-mass waste power plants. TERI owns and operates a 14 megawatt ("MW") steam generating, bio-mass waste-fired power plant (the "Telogia Facility") located on a 97 acre site in Telogia, Florida, which commended operations in 1988. The Telogia Facility is fueled with biomass wastes, such as residual waste from wood processing industries, clean construction and demolition wood debris, and non-recyclable paper products. Electricity generated by the Facility is sold to Florida Power Corporation under a long term power purchase agreement that expires on March 31, 2002 ("Florida Power PPA").

     To assure a continuing, dependable and economical fuel supply, TERI constructed a chip mill in 1988 in Cairo, Georgia (the "Cairo Facility"), which commenced operations in December 1989. Pulpwood is processed for Stone under a "process or pay" contract. Bark trimmings from the Cairo Facility can provide up to 20% of fuel requirement for the Telogia Facility.

     In 1991, to further improve the supply and cost of fuel for the Telogia Facility, TERI constructed a waste paper densification line at the Telogia site. This line produces a densified fuel pellet from incoming feedstock, which has better burning characteristics than the undensified material.

     During 1996, approximately 80% of TERI's revenue was derived from the sale of electricity to Florida Power, with the majority of the remainder in the form of tolling fees paid by Stone and from waste bark sales to third parties.

     During 1996, the Telogia Facility processed approximately 150,000 tons of wood waste and 40,000 tons of waste paper, and generated approximately 120,000 megawatt-hours of electricity, which represented 95% and 97%, respectively, of its annual capacity. The Cairo Facility processed approximately 310,000 tons of virgin wood, which represented 77% of its single shift annual capacity, and produced approximately 276,000 tons of wood chips and approximately 35,000 tons of bark trimmings.

  Timber Energy Plastic Recycling, Inc.

     TEPRI recycles post consumer low density plastic waste into products that are sold to manufacturers of plastic products at its facility which is located in Tuscaloosa, Alabama (the "Tuscaloosa Facility").

  Timber Energy Trucking, Inc.

     At the date of acquisition, TET was inactive. In December 1996, KTI renamed TET "Power Ship Transport, Inc." and it commenced handling of Manner's transport requirements.

MARKETING

     Most of the Company's current marketing activity is focused on contract acquisition for biomass, municipal solid and specialty waste materials supply to the Maine Energy facility, the Lewiston Facility, the Timber Facilities and the PERC facility. The Company currently is soliciting waste handling agreements for the Maine Energy facility from municipalities and commercial waste generators in Maine and in nearby areas such as northern Massachusetts and southern New Hampshire. The Company intends to enter into contracts of from one (1) to six
(6) years duration in order to stabilize supply while retaining the ability to take advantage of any upward swings in regional disposal fees. The Company has recently taken additional marketing responsibilities at PERC under which the Company will attempt to fill the approximately 75,000 ton annual capacity of PERC currently being utilized by combusting supplemental fuels. The Company intends on utilizing the spot market for MSW to fill the available capacity at PERC.

     Disposal of oil soaked wastes, industrial wastes, out-dated pharmaceuticals, cosmetics, and other commercial wastes, known generally as "specialty wastes," is another large potential market for the Company. The MDEP has granted a permit to Maine Energy that enables the Maine Energy facility to accept a broad variety of specialty wastes for disposal by combustion. The Company believes that tipping fees on specialty wastes are substantially higher per ton than MSW delivered on a spot market basis and therefore provides improved operating margins on Maine Energy's available capacity.

     The Company markets its specialty waste capacity through retail brokers of such materials who sign contracts with a wholly owned subsidiary, KTI Specialty Waste, Inc. ("KTI Specialty"). On October 18, 1996 KTI Specialty Waste executed an Operating Agreement with Pine Tree Waste, Inc. ("Pine Tree"). Under the Agreement, the Company and Pine Tree established Specialties Environmental Management Company, LLC, a Maine Limited Liability Company ("SEMCO"). SEMCO will provide services on a retail basis to municipal, commercial and industrial customers to dispose of certain solid and liquid wastes in the New England Region, concentrating on: (a) premium priced unusual or difficult to dispose of wastes; (b) in and out of jurisdiction municipal solid waste; and (c) construction and demolition waste, including treated and untreated wood waste. SEMCO has entered into a contract with Maine Energy to dispose of acceptable material at Maine Energy's Biddeford facility for a term of five years which may be extended for an additional five year period at set tipping fees, adjusted annually for changes in the consumer price index. The Company is a 55% owner of the joint venture and currently utilizes SEMCO as it's retail broker to handle all of the supply of specialty waste into Maine Energy which is delivered directly by the waste generators.

     The Company also intends to pursue either the acquisition of or operational responsibility for existing, financially-troubled waste-to-energy or waste processing and recycling facilities with the goal of improving the operational efficiencies of such facilities utilizing its successful experiences with the Maine Energy and PERC facilities. The Company's acquisition of TEII is the first example of this strategy. The Company currently is working with several additional institutions and companies which own or have financed such facilities in an attempt to structure transactions regarding their respective facilities.

     At the Lewiston Facility, most contracts have durations of one (1) year or less. Most of the wood waste materials processed by the facility are acquired as a result of bids on specific demolition or disposal projects concentrated in Maine or in nearby states such as New Hampshire, Massachusetts and Connecticut.

     In order to mitigate the effects of competition in these areas from companies that operate portable wood chipping equipment, KTI Bio Fuels has expanded its marketing staff and entered the oversized bulky waste ("OBW") market. KTI Bio Fuels is processing OBW such as mattresses, box springs, furniture, wooden pallets, and other similar waste materials, which is shred and blended with other process materials to be delivered for ultimate disposal through incineration at the PERC facility.

     In marketing the services of the Lewiston Facility, the Company emphasizes its integrated waste handling capabilities to ensure wood waste producers such as electric and telephone utilities, railroads and other large scale wood waste generators that their waste will be processed and completely destroyed through ultimate incineration at either the Maine Energy or PERC facilities or at other approved incinerator facilities that currently are doing or may do business with KTI Bio Fuels. The Company's integrated disposal facilities provide wood waste or OBW generators with disposal procedures that eliminate many potential future liabilities associated with the disposal of wood wastes by conventional means such as landfilling. Management of the Company believes that if landfill capacity becomes scarcer, then the availability of wood waste from within Maine for use by the Lewiston Facility may increase. Through direct marketing and broker affiliations, the Company plans to secure new regional accounts.

     Manner has a marketing staff of seven commission based recycled plastic brokers. This staff identifies industrial customers with scrap plastic resins which can be utilized in value added recycling plants. Manner manages the movement of all material through internal truck brokers. Manner is complementing the marketing personnel at TEPRI to increase the throughput of raw materials and market the recycling plastic pellets produced by TEPRI. Manner management is working closely with the Company's senior management to develop an overall marketing strategy for the Company in the plastics recycling industry.

     The Telogia Facility historically marketed its biomass waste capacity to brokers of waste materials resulting from the chipping of pulpwood. The Telogia Facility has been receiving the biomass waste (bark mulch and wood fines) from the Cairo Facility. Due to the requirement of transporting the material approximately 60 miles to the Telogia Facility from the Cairo Facility, this fuel supply actually costs TERI approximately $8 per ton. TERI during 1996, paid to third parties between $5 and $10 per ton for its fuel supply when the cost of transporting the material is taken into account. The Company is currently directly marketing this capacity to generators of residual waste from wood processing industries, clean construction and demolition wood debris, and non-recyclable paper products. The Company believes its marketing efforts will produce biomass wastes for the Telogia Facility which will be received on a tipping fee basis as a result of its direct marketing program. The Company will initially attempt to bring the net costs of fuel acquisition to zero for the Telogia Facility and ultimately look to produce net revenues from the tipping fee based material. As the Telogia Facility becomes less dependent on the Cairo Facility for fuel supply, the Cairo Facility biomass waste particularly bark mulch can be marketed for sale to third parties producing additional revenues for the Company.

COMPETITION

     The Company experiences significant competition in each of its waste handling markets. Maine Energy and PERC compete with landfills and several waste-to-energy facilities and municipal incinerators in Maine and the New England region. However, the volume of MSW produced in the New England region has historically increased and the Company believes that it is likely to continue to increase while the availability of landfills for waste disposal is likely to continue to decline. Even though the implementation of recycling programs to reduce MSW has increased, the Company believes that there are limits on the percentage of MSW that ultimately can be recycled and that alternatives for disposal of MSW will continue to be needed. In addition, the Company has begun to focus on the industrial waste market as an ancillary source of waste for the Maine Energy and PERC facilities and as a means of reducing its reliance upon the MSW market.

Specifically, KTI Specialty and SEMCO have been formed to acquire specialty waste products for these facilities.

     The Company believes that the RDF technology employed by the Maine Energy and PERC facilities compares favorably with the mass-burn technology utilized by many other waste-to-energy facilities. In RDF systems, MSW is preprocessed to remove various non-combustible items which are recycled or landfilled. This results in a significantly reduced volume of ash residue, thereby lowering ultimate disposal costs, and is also complementary to current recycling programs.

     The Lewiston Facility competes with landfills and operators of portable wood chipping equipment. KTI Bio Fuels is, however, with Maine Energy and PERC, part of an integrated waste handling company which both processes wood waste into wood chips and also destroys it through combustion. The Company believes that this integrated process will become increasingly attractive to wood waste generators such as electric and telephone utilities who are seeking a means of eliminating many potential environmental liabilities associated with traditional means of landfill disposal.

     The Telogia facility competes for biomass fuel supply with paper companies which employ on site power generation. As the Company moves toward tipping fee based waste fuels this facility's dependence on the current fuel supply will be decreased. The facility is permitted to combust 100% of such tipping fee based fuels. Competition for tipping fee based material will principally come from landfills whose cost structure is greater than that of the Telogia Facility. Local landfill costs for biomass waste products range from $15 to $25 per ton, while the cost of processing the material ranges from $5 to $8 per ton at the Telogia Facility.

     Competition for the Company's ash recycling subsidiaries is primarily from ash landfills. The Company believes its ash recycling facilities will be able to compete favorably based on historical prices charged by these landfill operators.

     Manner competes with several other recycled plastic brokers and direct marketing from plastic recycling plans for the post industrial plastic scrap and with materials recovery facilities for post consumer plastics.

     The Company believes that Manner will continue to be competitive and will be able to increase revenues and maintain its operating margin as a result of its knowledge of the plastic recycling market and its reputation and relationship with its customer base.

CUSTOMERS

     Maine Energy, TERI and PERC are contractually obliged to sell all of the electricity generated at their facilities to Central Maine, Florida Power and Bangor Hydro, respectively. The loss of these electricity customers would have a material adverse affect on the business and financial condition of the Company.

     Maine Energy and PERC, along with other approved incinerator facilities, purchase the majority of the output of woodchips from KTI Bio Fuel's Lewiston Facility for use as a boiler fuel supplement to their combustion processes. The Company does not believe that there will be a substantial decline in the amount of woodchips required by the Maine Energy and PERC facilities in the foreseeable future.

     The Nashville Facility receives its entire supply of MWC ash from the City of Nashville as a result of the operation of the Nashville Thermal Facility. If the City of Nashville reduces the current level of appropriation or the Nashville Thermal Facility fails to continue to operate there would be a material adverse affect on the business and financial condition of the Nashville Facility.

     Manner markets the materials acquired from its venders to plastic recycling plants throughout the United States, including TEPRI.

RAW MATERIALS

     The raw material demands of the PERC facility currently are met mainly by PERC's long-term waste handling agreements with approximately 200 municipalities in Maine. Maine Energy received 30.4% of its raw materials in 1996 from 18 Maine municipalities under long-term waste handling agreements and the majority of the balance from commercial and private waste haulers and municipalities with short-term contracts. Maine Energy and PERC are currently exploring other waste material opportunities in order to lessen their reliance on the MSW spot market, including pursuing agreements with commercial waste generators and entering new specialty waste markets. The Company believes that diversifying its raw materials base could be an important factor in gaining stability in the Company's waste material requirements if the MSW market declines due to recycling or other factors. The Company currently has not experienced a decline in the amounts of MSW raw material that it obtains from its current market areas. Because of its attractive tipping fees in recent years, Maine Energy has consistently received and processed waste at its nominal capacity.

     KTI Bio Fuels mainly relies on short-term treated and untreated wood waste disposal agreements for its raw materials requirements. Most of KTI Bio Fuel's wood waste disposal agreements have durations of one (1) year or less, with many of such agreements resulting from bids on specific demolition or disposal projects concentrated in Maine or in nearby states such as New Hampshire, Massachusetts and Connecticut. KTI Bio Fuels is exploring additional wood waste markets in other nearby states such as New York and New Jersey and is also actively seeking additional sources of chemically treated wood waste and OBW for processing at the Lewiston Facility, which would not only expand its raw materials base but also would allow KTI Bio Fuels to charge higher disposal fees for such materials.

     The Telogia Facility utilizes biomass fuels which are a by-product of the paper pulp woodchip industry as its raw material. The Company plans to supplement and ultimately replace this raw material with tipping fee based biomass waste, such as construction and demolition debris and non-recyclable paper products.

     Manner acquires recyclable post industrial and post consumer material from plastic manufacturers and materials recycling facilities.

     AART receives ash produced as a by-product of the combustion process at the Thermo Facility, from the City of Nashville.

SEASONALITY

     The MSW market in Maine Energy's and PERC's market areas is seasonal, with one-third more MSW generated in the summer months than is generated during the rest of the year. Maine Energy and PERC rely on the spot MSW market and waste from commercial sources as needed to meet their waste material needs over that delivered pursuant to agreements with municipalities, and charge tipping fees based on prevailing prices in their respective market areas. The Company believes that its planned diversification of the waste material used by the Maine Energy and PERC facilities, such as combusting specialty waste products, will lessen any seasonality supply problems experienced by the facilities.

     KTI Bio Fuels is also affected by seasonal factors, as wood waste materials from construction and demolition sites in its market areas are also much more widely available in the warmer months of the year, when construction and demolition projects usually occur.

     None of the Company's other facilities is affected by seasonal factors.

GOVERNMENTAL REGULATION

  Waste Handling

     General

     The operations of the Company's waste handling businesses are subject to extensive governmental regulations at the federal, state and local levels. The Company believes that its operations are in material compliance with existing laws and regulations material to its business. The laws, rules and regulations which govern the waste handling businesses are very broad and are subject to continuing change and interpretation. No assurance can be given that the Company will be able to obtain or maintain the licenses, permits and approvals necessary to conduct its current business or possible future expansions of its business. The failure to obtain or maintain requisite licenses, permits and approvals or otherwise to comply with such existing or future laws, rules and regulations or interpretations thereof could have a material adverse effect on the Company's operations. The following discussion of statutes, regulations and court decisions are brief summaries, are not intended to be complete, and are qualified in their entirety by reference to such statutes, regulations and court decisions.

     Energy and Utility Regulation

     Each of the Maine Energy facility, the PERC facility and the Telogia facility has been certified by the Federal Energy Regulatory Commission as a "qualifying small power production facility" under the Public Utility Regulatory Policies Act of 1978 ("PURPA") and regulations promulgated thereunder, which grants an exemption for such facilities from most federal and state laws governing electric utility rates and financial organization. A qualified small power production facility is exempt from the Public Utility Holding Company Act of 1935 and from certain state laws and regulations governing electric utility rates and financial organization, and, the rates charged by Maine Energy, PERC and TERI for their acceptance of waste at their respective facilities are not subject to regulation under existing state and federal law.

     PURPA requires that electric utilities purchase electricity generated by qualifying facilities at a price equal to the purchasing utility's full "avoided cost." Avoided costs are defined by PURPA as the incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility, such utility would generate itself or purchase from another source.

     There are certain risks that the terms of such power purchase agreements may be altered or changed adversely to Maine Energy, PERC and TERI, primarily due to a bankruptcy of the contracting utility. These risks are particularly heightened, as to Maine Energy and PERC, at the present time because of the existence of excess energy capacity in the New England area. The rates in the Maine Energy and PERC agreements were established based upon predictions made more than ten years ago as to what each of Central Maine and Bangor Hydro would spend to provide the same energy and capacity as Maine Energy or PERC, as applicable, over the terms of the power purchase agreements. Contrary to the assumptions built into the contract prices, energy demand did not grow as fast as predicted and oil prices did not increase, but rather decreased. Central Maine and Bangor Hydro may thus currently purchase energy and capacity on the open market for significantly less than they are obligated to pay Maine Energy and PERC, respectively, under the power purchase agreements.

     Flow Control

     One response by state and local governments to the increasing problems associated with solid waste disposal was the enactment of flow control ordinances which generally require that all waste generated in the municipality enacting the ordinance be directed to a specified disposal site. The purpose of these ordinances was to control the processing of solid waste from the enacting municipalities as a means of controlling waste tipping fee revenues which were relied upon as a means to support the financing and operation of solid waste disposal facilities. The enactment of flow control ordinances was authorized pursuant to Maine law and most of the municipalities with whom Maine Energy and PERC executed long-term waste handling agreements enacted such an ordinance. From the municipality's perspective, having such an ordinance in place was a corollary to its agreement to a "put-or-pay" waste handling agreement which requires the municipality to pay a guaranteed annual minimum fee to the waste-to-energy facility regardless of the actual amount of MSW delivered to the facility.

     In May 1994, in C&A Carbone, Inc. v. Town of Clarkstown, the United States Supreme Court struck down, as an unlawful violation of the "commerce clause" of the United States Constitution, a flow control ordinance enacted by the Town of Clarkstown, New York. The Company does not believe that loss of flow control provisions would adversely impact operations at either the Maine Energy facility or the PERC facility. The long-term waste handling agreements for such facilities contractually require the municipalities to pay for waste disposal whether or not the waste is delivered. Therefore, the municipalities have little financial incentive to pay for the disposal of MSW at alternative sites even at lower tipping fees. More significantly, however, the tipping fees charged by both Maine Energy and PERC are less than the long-term tipping fees currently being charged by landfills and other waste incinerators in the region. In addition, the closing of landfills and the remoteness of Maine from urban areas means that there are few disposal alternatives available to Maine municipalities. Finally, as transportation costs are a significant part of total disposal costs, it is unlikely that existing disposal facilities located outside of the Maine Energy or PERC facility waste generation areas would be able to lower their tipping fees to a point that would justify the incurrence of the additional transportation expense. The Company believes that comparatively low tipping fees at the Maine Energy and PERC facilities will make them attractive alternatives to waste generators who may be free to look elsewhere if flow control ordinances restricting their disposal opportunities become unenforceable.

     Environmental Laws

     The Company's waste-to-energy, ash recycling and wood processing business activities at its facilities and its transportation and waste disposal business activities are regulated pursuant to federal, state and local environmental laws. Federal laws such as the Clean Air Act and the Clean Water Act and their state analogs govern discharges of pollutants from waste-to-energy facilities to air and water, and other federal, state and local laws such as the Resource Conservation and Recovery Act of 1976 ("RCRA") comprehensively govern the generation, transportation, storage, treatment and disposal of solid waste. These environmental regulatory laws, and others such as the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), may make the Company potentially liable in the event of environmental contamination associated with its activities, facilities or properties.

     The environmental regulatory laws and regulations or licenses and permits issued thereunder also establish operational standards, including specific limitations on emissions of certain air and water pollutants. Failure to meet these standards could subject the facilities to enforcement actions and, unless excused by particular circumstances, fines or other liabilities.

     Standards established pursuant to the environmental regulatory laws and governmental policies governing their enforcement may change. For example, new technology may be required or stricter standards may be established for the control of discharges of air or water pollutants or for solid waste or ash handling and disposal. Such future developments could affect the manner in which the Company operates its facilities and could require significant additional capital expenditures to achieve compliance with such requirements or policies. In the case of Maine Energy and PERC, however, in most circumstances all or a portion of these compliance costs may be recovered from the communities with long-term waste handling agreements as a component of the variable portion of the tipping fee pursuant to change-in-law provisions of such agreements.

     CERCLA, and other environmental remediation laws, may subject the Company to strict joint and several liability for the costs of remediating contamination associated with contaminated sites, including landfills, at which there has been disposal of residue or other waste handled, transported or processed by the Company and real property owned by the Company which may be contaminated. The Company has no information that might indicate that it may be a potentially responsible party under CERCLA or any other environmental remediation law.

     Timely applications have been made for air emissions permits for the Maine Energy and PERC facilities. Under Maine regulatory law, a permit continues in effect provided that a timely application for renewal is made. Due to protracted delays in processing the application at the state level, MDEP has elected to defer its decision until such time as the new Title V Clean Air Act Standards are promulgated. In Maine Energy's case, the Title V application was submitted in compliance with state mandate during August, 1996. Thereafter, in December, 1996 a public meeting was convened by MDEP to delineate the Title V application, and to address the favorable results of an independently conducted health risk assessment pertaining to Maine Energy. Final adjudication is expected during mid to late 1998. Management of the Company believes that Maine Energy is in compliance with the federal Clean Air Act, its implementing regulations and all other applicable regulations and, therefore, anticipates that the permit will be renewed following the hearing. There can be no assurance, however, that new conditions will not be imposed in the permit or that the permit will be renewed. PERC is not yet required to file a new application in conformity with the new Clean Air Act requirements.

     Management of Maine Energy, PERC and TERI believe that relationships with Maine and Florida environmental regulators is good and there are no pending or, to such management's knowledge, any threatened enforcement actions. The Company, which is responsible for operating the Maine Energy and TERI facilities, monitors applicable environmental standards and evaluates its selection of technology to ensure that applicable standards are being met.

     The United States Supreme Court recently determined in City of Chicago v. Environmental Defense Fund, a case interpreting provisions of RCRA, that the generation of ash residue from waste-to-energy facilities in the incineration process is not exempt from hazardous waste regulation. The Company believes that the Supreme Court's decision will have no material adverse effect on operations at the Maine Energy and PERC facilities. The ash produced at the Maine Energy and PERC facilities is and always has been tested for hazardous wastes and has generally met the requirements of nonhazardous material according to the regulations implementing RCRA promulgated by the EPA since their adoption. Any ash residue that is designated as hazardous material is disposed of according to regulations governing the disposal of such material. Moreover, the Company's ash residue is disposed in landfills segregated to accept ash residue only and, to the Company's knowledge, the landfill facilities at which the ash residue is disposed meet or exceed the applicable standards for such facilities under RCRA. There can be no assurance, however, that the current regulations governing the testing and disposition of ash residue will not be modified and made more stringent and require operational or technological adjustments at the Maine Energy and PERC facilities, which adjustments could have a material adverse effect on the operation of such facilities and the financial viability or profitability of the Company.

     Maine Energy's waste handling agreements with its host communities of Biddeford and Saco prescribe a set of standards for noise, odor and ash emissions from the Maine Energy facility and impose penalties in the event of non-compliance. Since the Maine Energy facility is sited directly in the commercial area of Biddeford, the Company has implemented stringent operational practices to mitigate the escape of odors from the Maine Energy facility including the use of air lock doors at the waste-hauling trucks' entrance to, and exit from, the facility's tipping floor. Management believes that the Maine Energy facility has been in compliance with noise, odor and ash emission standards.

     In order to operate the Lewiston Facility, KTI Bio Fuels is required to maintain a site location and solid waste permit issued by MDEP and a junkyard permit issued by the City of Lewiston, Maine. The site location and solid waste permit has expired, but a timely application for the renewal of same was filed and the Lewiston Facility continues to operate under the grandfather provisions of Maine law.

     Maine state law and an ordinance of the City of Lewiston forbid the operation of "junkyards" without obtaining a permit. The nature of the Lewiston Facility's operation puts it within the definition of a junkyard. The permit is issued on a yearly basis and local officials have the authority to impose conditions in the permit consistent with public health and safety. Renewal is subject to a public hearing. The KTI Bio Fuels permit contains numerous special conditions, the majority of which were inserted in response to two fires that occurred at the Lewiston Facility, including, without limitation, restrictions on the number and size of wood waste piles which may be maintained on the premises and the requirement that fire hydrants and an additional access road to the Lewiston Facility from the main road be provided. The permit was most recently renewed on February 4, 1997. The Company believes that the Lewiston Facility is in compliance with the provisions of the permit.

     TERI's biomass-to-energy facility applied for renewal of its federal NPDES and state of Florida Industrial Wastewater permits during March, 1996 in conformance with both policy and schedule. Likewise, TERI submitted its Title V Air Permit application to the Florida Department of Environmental Protection ("FDEP") in June, 1996. At this juncture, a backlog of other applications at FDEP has prevented the regulatory authorities from acting on either application. Accordingly, the current permits and conditions remain in effect until further notice. TERI is considered to be in substantial compliance with its existing Air/Operating, NPDES and Industrial Wastewater Permits.

     The Company's ash recycling subsidiary, AART, is required to maintain permits issued by the State of Tennessee Department of Environmental and Conservation. These permits allow for the recovery of ferrous and non-ferrous metals from the ash residue, as well as processing the ash residue for reuse as an asphalt aggregate. These permits were issued on October 9, 1992 and January 23, 1993, respectively and are "Permits-by-Rule", which are valid from the time of issuance and continue to be in effect as long as the facility is in compliance with these permits. The facility also maintains a Metropolitan Health Department Pollution Control Division Air Pollutant Service Operating Permit which was renewed on December 31, 1996 and is subject to an annual renewal.

DISCONTINUED OPERATIONS

     During 1996, the Company disposed of its computer services segment which was composed entirely of Convergent Solutions, Inc. ("CSI"). The sale was completed in two separate transactions. On July 26,1996, certain assets and liabilities of CSI were sold to Ciber, Inc. for $5,000,000. Also, on July 29, 1996, after the transfer of certain of CSI's remaining assets and liabilities to the Company, all of the outstanding common stock of CSI was sold to certain members of its management for $5,000. In addition, the Company has notes receivable from the buyers aggregating $444,643 at December 31, 1996. The notes receivable are due on July 29, 2000.

EMPLOYEES

     As of December 31, 1996, the Company had eighteen (18) full time employees on its corporate staff, eighty-one (81) full time employees at the Maine Energy facility, fourteen (14) full time employees at the Lewiston Facility, sixty-seven (67) full time employees at the TEII facilities and eight (8) at Manner. The employees at the PERC and Nashville facilities are not Company employees. None of the Company's employees are covered by collective bargaining agreements and the Company considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

     All statements contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts, including but not limited to statements regarding the Company's current business strategy, prospective joint ventures, and plans for future development and operations and predictions of future tipping fees, management fees payable to KTI and cash flow and its uses, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) the availability of sufficient capital to finance the Company's business plan and its other capital needs on terms satisfactory to the Company;
(ii) competitive factors such as availability of less expensive waste disposal outlets or expanded recycling programs that may significantly reduce the amount of waste products available to the Company's facilities; (iii) restructuring of the Company's power purchase agreements with Bangor Hydro; (iv) changes in labor, equipment and capital costs; (v) the ability of the Company to consummate any contemplated joint ventures and/or restructuring on terms satisfactory to the Company; (vi) changes in regulations affecting the waste disposal and recycling industries; (vii) the ability of the Company to comply with the restrictions imposed upon it in connection with its outstanding indebtedness;
(viii) future acquisitions or strategic partnerships; (ix) general business and economic conditions; and (x) other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2.  PROPERTIES

MAINE ENERGY FACILITY

     The Maine Energy facility occupies an approximately 9.1 acre site owned by Maine Energy in the City of Biddeford, Maine and borders the west bank of the Saco River.

PERC FACILITY

     The PERC facility occupies an approximately 40.3 acre site owned by PERC in the Town of Orrington, Maine.

LEWISTON FACILITY

     The Lewiston Facility occupies an approximately 9.7 acre site which is leased from South Park Company, an affiliate of the City of Lewiston, Maine, under a long-term ground lease for a term expiring in 2015. Current annual rental charges are approximately $16,000.

TERI FACILITY

     The TERI Facility occupies an approximately 97 acre site under long term lease from St. Joseph Land and Development Company in Telogia, Florida for a term expiring November 30, 2009 and owns a 60 acre site in Cairo, Georgia. The current annual rent charges for the Telogia Facility are approximately $58,000.

TEPRI FACILITY

     The TEPRI Facility occupies a site under a long-term lease from Wenoha Corporation in Tuscaloosa, Alabama for a term expiring May 31, 1998, with annual options to renew for unlimited number of annual extension periods. If the lease is extended, the annual rent would increase by 4% for each option period. Current annual rent charges are approximately $73,800.

NASHVILLE FACILITY

     The Nashville Facility occupies a site provided by the City of Nashville adjacent to the City's ash landfill as part of its contractual relationship with AART.

CORPORATE OFFICES

     The Company's executive offices are located in Guttenberg, New Jersey. The aggregate floor area of these facilities is approximately 4,500 square feet. The lease provides for a base annual rent of approximately $96,000, plus a proportionate share of the increase of expenses such as real property taxes, utilities and maintenance costs. The lease on these offices expires on September 30, 2001 and is renewable for an additional five year term. The lease is from an affiliated party. See "Certain Relationships and Related
Transactions -- Transactions with Nicholas Menonna, Jr. and Martin J. Sergi."

     The Company also maintains offices in Saco, Maine consisting of approximately 3,000 square feet of leased office space. The lease provides for an annual rental of approximately $26,300 which increases 5% annually during the term of the lease. The lease expires on March 31, 1999 and is renewable through 2003.

ITEM 3.  LEGAL PROCEEDINGS

     Anthony Buonaguro, a former officer of the Company, has instituted arbitration proceedings in New York, New York against the Company for alleged breaches of an employment agreement between Mr. Buonaguro and the Company more than five years prior to the filing of the arbitration proceedings. The amount of damages requested is approximately $220,000. The Company believes that it has meritorious defenses against this claim and will defend the matter.

     A fatality of an employee of PERC's operator, ESOCO, occurred when he was working under a conveyor belt in the plant. His widow has instituted a lawsuit against various parties. Her lawyer recently has moved to join the Company to the suit as additional defendants on the basis that the Company is an owner of PERC. PERC's insurance carrier has accepted the defense of this lawsuit. All actual owners of record are additional insureds. Under the operations and maintenance agreement with the operator, ESOCO, such operator is obligated to defend the Company.

     The Company is a defendant in certain other law suits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes will have a material adverse effect on the Company.

     Management of the Company does not believe that the outcome of the foregoing matters, individually or in the aggregate, will have a materially adverse effect on the Company's financial condition, cash flows or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

     The Company became a public company on February 8, 1995. From February 8, 1995, until February 14, 1996, the Common Stock was traded in the over-the-counter market on the NASDAQ SmallCap Market under the symbol KTIE. Since February 14, 1996, the Company's Common Stock has traded on the NASDAQ National Market tier of The NASDAQ Stock Market under the symbol KTIE. The following table sets forth the high and low sale prices for the Common Stock for the periods indicated, as reported on the NASDAQ Small Cap Market and the NASDAQ National Market System.

                                                                          HIGH         LOW
                                                                          PRICE       PRICE
                                                                          -----       -----
    February 8, 1995 through March 31, 1995.............................  $6 3/8      5$1/4
    April 1, 1995 through June 30, 1995.................................  6 1/8       5 3/8
    July 1, 1995 through September 30, 1995.............................  8 7/8       5 3/8
    October 1, 1995 through December 31, 1995...........................      9       8 1/4
    January 1, 1996 through March 31, 1996..............................  8 5/8          6
    April 1, 1996 through June 30, 1996.................................  7 3/8       6 1/4
    July 1, 1996 through September 30, 1996.............................  8 1/2       6 1/2
    October 1, 1996 through December 31, 1996...........................  11 1/4         7

     On March 27, 1997, the last reported sale price of the Common Stock as reported on the NASDAQ National Market System was $8.625 per share. There were 180 record owners of the Company's 6,862,032 outstanding shares of Common Stock as of March 27, 1997.

     The Company has not paid cash dividends on the Common Stock and has no plans to begin paying cash dividends in the immediate future. Furthermore, provisions of certain of the Company's debt instruments restrict the payment of cash dividends. A 5% stock dividend was declared, payable on March 28, 1997 to stockholders of record on March 14, 1997. Free cash flow, if any, will be used for strategic opportunities and to reduce debt.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

                                                             YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                  1996       1995       1994      1993      1992
                                                --------   --------   --------   -------   -------
                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
Revenues:
Operating revenues............................  $ 35,305   $ 38,083   $ 37,783   $11,290   $ 6,287
Sale of capacity, net.........................    33,203
                                                --------   --------   --------   -------   -------
          Total revenues......................    68,508     38,083     37,783    11,290     6,287
Total costs and expenses......................    33,603     38,459     37,615    10,740     7,691
Equity in net income (loss) of partnerships...       333        335        324       133      (661)
                                                --------   --------   --------   -------   -------
Income (loss) from continuing operations
  before minority interest, income taxes and
  extraordinary item..........................    35,238        (41)       492       683    (2,065)
Minority interest(1)..........................   (18,610)    (1,287)    (1,920)
                                                --------   --------   --------   -------   -------
Income (loss) from continuing operations
  before income taxes and extraordinary
  item........................................    16,628     (1,328)    (1,428)      683    (2,065)
Income taxes..................................        --         65
                                                --------   --------   --------   -------   -------
Income (loss) from continuing operations
  before extraordinary item...................    16,628     (1,393)    (1,428)      683    (2,065)
Loss from discontinued operations.............      (714)       (86)
Extraordinary item -- net.....................    (2,247)       148
                                                --------   --------   --------   -------   -------
Net income (loss).............................  $ 13,667   $ (1,331)  $ (1,428)  $   683   $(2,065)
                                                ========   ========   ========   =======   =======
Per share data:
Primary:
  Income (loss) from continuing operations....  $   2.61   $  (0.26)  $  (0.42)  $  0.19   $ (0.60)
  Loss from discontinued operations...........     (0.11)     (0.02)
                                                --------   --------   --------   -------   -------
  Income (loss) before extraordinary item.....      2.50      (0.28)     (0.42)     0.19     (0.60)
  Extraordinary item..........................     (0.35)      0.03
                                                --------   --------   --------   -------   -------
  Net income (loss)...........................  $   2.15   $  (0.25)  $  (0.42)  $  0.19   $ (0.60)
                                                ========   ========   ========   =======   =======
Weighted average number of shares used in
  calculating earnings per share(2)(3)........     6,360      5,264      3,409     3,630     3,435
                                                ========   ========   ========   =======   =======
Fully-diluted:
  Income (loss) from continuing operations....  $   2.46   $  (0.26)  $  (0.42)  $  0.19   $ (0.60)
  Loss from discontinued operations...........     (0.10)     (0.02)
                                                --------   --------   --------   -------   -------
  Income (loss) before extraordinary item.....      2.36      (0.28)     (0.42)     0.19     (0.60)
  Extraordinary item..........................     (0.32)      0.03
                                                --------   --------   --------   -------   -------
  Net income (loss)...........................  $   2.03   $  (0.25)  $  (0.42)  $  0.19   $ (0.60)
                                                ========   ========   ========   =======   =======
Weighted average number of shares used in
  calculating earnings per share(2)(3)........     6,926      5,264      3,409     3,630     3,435
                                                ========   ========   ========   =======   =======
BALANCE SHEET DATA
Total assets..................................  $123,075   $132,906   $131,383   $21,171   $11,938
Debt..........................................    39,073    115,376    127,348    15,348     6,148
Minority interest.............................    10,872      1,840        553
Deferred revenue..............................    41,250
Shareholders' equity (deficit)................    25,705      6,881     (3,911)   (1,905)   (3,594)

---------------

(1) Minority interest for the year ended December 31, 1994 includes $1,367,000 of preacquisition earnings of Maine Energy.

(2) Earnings (loss) per share have been determined based on the weighted average number of shares outstanding as well as the dilutive effect of outstanding options and warrants to purchase common stock, In addition, an adjustment for shares issued during the twelve month period prior to the Merger has been made for all periods presented whether dilutive or antidilutive.

(3) All periods reflect the effect of a 5% common stock dividend declared by the Board of Directors on February 28, 1997 and payable March 28, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company is a holding company deriving its revenues from its subsidiaries and PERC, an affiliate, of which it owns less than 50% and which is accounted for under the equity method of accounting. Prior to 1994, Maine Energy also was accounted for under the equity method of accounting. On September 16, 1994 and May 3, 1996, the Company acquired an additional 40.38% and 23.77%, respectively, partnership interest in Maine Energy bringing its ownership interest to 74.15% at December 31, 1996. Because the Company's controlling interest in Maine Energy was acquired in two separate transactions, the consolidated statements of operations for the year ended December 31, 1994 include the operations of Maine Energy from January 1, 1994 and include adjustments to eliminate minority interest and the pre-acquisition earnings of Maine Energy attributable to the partnership interest acquired on September 16, 1994. For presentation purposes, this section will discuss and analyze, in addition to the Company's results, the results of PERC.

     The Company, since its inception, has developed and managed waste facilities. The Company's subsidiary, Maine Energy, and its affiliate, PERC, both take in municipal solid waste and convert it to a fuel which is consumed in the generation of electric power. A subsidiary of the Company is the operator of Maine Energy on a cost plus basis and a co-operator of PERC on an annual fee basis. KTI BioFuels processes treated and untreated waste wood materials into woodchips which are then used as a supplemental fuel by Maine Energy and PERC or sold to other parties.

     On November 22, 1996, the Company acquired TEII from CNA and a group of ten investors. CNA sold its debt obligations (approximately $11.8 million at par plus accrued interest) and equity interest (73,500 shares, or 49%, of common stock and $50 million in preferred stock) to KTI for $1.85 million. The remaining 51% ownership interest was purchased from a group of ten investors for an additional approximately $290,000.

     As part of its purchase agreement with CNA, the Company has also agreed to obtain the release of CNA's reimbursement obligation to the letter of credit bank, BOM which credit enhances $13,400,000 of outstanding bonds. If the Company is unable to obtain the release of CNA from its obligation by August 21, 1997, then CNA has the option of reimbursing the Company $1.75 million of its purchase price and reversing the transaction. The Company has retained an investment banking firm in connection with the bonds and is confident it will be able to obtain the release of CNA of its obligation by the August 21, 1997 deadline. While the Company believes that cash flow from the facility's operations will be adequate to cover future principal and interest payments on the bonds, there can be no assurance that this will occur.

     TEII's Telogia Facility takes in biomass fuels to be combusted to produce electric power. TEII's Cairo Facility processes pulpwood under a tolling agreement to produce woodchips for use in the paper industry. TEII's Tuscaloosa Facility takes in post consumer low density recyclable plastics and processes the material through a washing, grinding and extruding process to produce a high quality, low density plastic resin pellets.

     Effective March 29, 1996, KTI Ash purchased a 60% interest as a limited partner in American Ash Recycling of Tennessee, Ltd., a Florida limited partnership ("AART"). The general partner is the previous owner of the Facility, American Ash Recycling Corp. of Tennessee, a Florida corporation, an affiliate of AAR. The partnership will carry on the business of the predecessor corporation. The Company has a priority on the distributions of earnings and cash flow from the Facility to the extent of 75% of the earning and cash flow generated until it receives $315,000 per annum on a cumulative basis. The purchase price consisted of $500,000 in cash and a short-term promissory note for $1,600,000 which was paid during 1996. AART recycles MWC ash at its Nashville Facility converting the ash principally into construction aggregate after recovering recyclable metals.

     The Company also agreed to become a 60% limited partner of a partnership, American Ash Recycling of New England ("AARNE") to operate a similar facility in the State of Maine (the "Maine Partnership"). The Company's initial contribution to this partnership was $500,000.

     The Company has agreed to become a 60% limited partner in up to an additional eight facilities. The purchase price for each of these partnership interests is $2 million. ECH and AAR have a four year period to develop these eight facilities which ends December 31, 1999.

     Maine Energy, PERC and the Telogia Facility principally derive their revenues from sale of electric power generated as a by-product of the combustion of waste products and sold under long-term contracts with local utilities and, in the case of Maine Energy and PERC, from tipping fees received under long-term, short-term and commercial waste disposal contracts with municipalities and spot-market waste received from haulers. The utilities pay each facility based on the kilowatts delivered to the utility in accordance with rates agreed to at the inception of the contracts. PERC's and the Telogia Facility's rates are adjusted annually for expected or actual increases in inflation.

     In May, 1996 Maine Energy restructured its agreement with Central Maine by entering into a series of agreements with CL One and Central Maine, which provided for the purchase of Maine Energy's available power generation capacity by CL One and amending the Central Maine PPA (together with the agreement, the "Agreements"). CL One made an initial payment of $85 million and agreed to also make additional quarterly payments through May 31, 2007 to Maine Energy as a portion of its purchase price and for reimbursement to Maine Energy of certain expenses. In consideration of its payments to Maine Energy, CL One would be assigned all rights to capacity from the Maine Energy facility through May 31, 2007. In the restructuring, the term of the Central Maine PPA was extended from May 31, 2007 to December 31, 2012. Maine Energy will sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents per kWh which would escalate annually by 2% per annum. Beginning June 1, 2007 until the expiration date of the contract, Maine Energy will be paid market value for both its energy and capacity by Central Maine. Maine Energy retired the outstanding principal amount of $64.5 million of the Biddeford Bonds with the proceeds of the sale of its capacity. Utilizing the balance of the proceeds and a portion of the reserve funds available, the Company substantially reduced the outstanding principal amount of Maine Energy's subordinated indebtedness by paying off $29.5 million of subordinated debt. As of December 31, 1996 the balance of the subordinated debt at Maine Energy was $14,575,985.

     Under the terms of the Central Maine restructuring, a $45 million letter of credit was issued to Central Maine by ING (US) Capital Corporation, ("ING"). If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity (a "100,000,000 kWh default") and Maine Energy does not have a force majeure defense (physical damage to the plant and other similar events), Maine Energy is obligated to pay $3.75 million to Central Maine as liquidated damages. Such payment obligation is secured by the ING letter of credit. In each year in which 100,000,000 kWh is produced, the balance of the ING letter of credit is reduced by $3.75 million. If, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity (a "15,000,000 kWh default") and Maine Energy does not have a force majeure defense, Maine Energy is obligated to pay the then balance of the ING letter of credit to Central Maine as liquidated damages. In 1996, the 15,000,000 kWh and the 100,000,000 kWh tests were met, resulting in a reduction of the amount of the ING letter of credit to $41.25 million.

     The disposal fees paid by the municipalities and waste haulers to Maine Energy and PERC are based on the tons of MSW delivered. The rate charged by each of Maine Energy and PERC under its long-term contracts for each ton delivered is based on the contractual tipping fee rate consisting of a fixed component and a variable component which is adjusted as a result of inflation, changes in law and changes in operating costs of the applicable facility. The fixed fee component escalates annually with changes in the local consumer price index. Maine Energy's and PERC's variable fee is determined by comparing certain of the then current operating and financing costs against contractually agreed-to base operating and financing costs. In the case of Maine Energy, the cumulative net increases of all of these cost items is divided by a total tonnage factor for the facility to determine the per ton variable component. PERC's variable component is calculated in a similar fashion but takes into account not only net increases but also net decreases in these costs. This can cause the variable component to be a negative amount effectively reducing PERC's fixed fee component. Based on PERC's current long-term contracts, any decreases or increases in operating or financing costs are passed through to the affected municipal customers with no benefit or detriment to PERC. The rate charged by each of Maine Energy and PERC for short-term municipal and commercial contracts (usually one to six years) and spot market contracts are based on the general market conditions for MSW.

ANALYSIS OF TONNAGE RECEIVED

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
MAINE ENERGY:
Long-Term Municipal Contracts.................................   71,203      68,380      70,339
Short-Term Municipal Contracts................................   45,445      36,214      22,211
Spot Market...................................................   72,634      83,647     120,678
Commercial....................................................   56,352      36,452      16,125
                                                                -------     -------     -------
          Total...............................................  245,634     224,693     229,353
                                                                =======     =======     =======
PERC:
Long-Term Municipal Contracts.................................  203,875     200,908     200,464
Short-Term Municipal Contracts................................   18,341      17,614      25,477
Spot Market...................................................   13,163      16,703      17,218
Commercial....................................................   18,144      13,396       4,879
                                                                -------     -------     -------
          Total...............................................  253,523     248,621     248,038
                                                                =======     =======     =======

     The Company's MSW waste disposal operations are subject to seasonal fluctuations. Reduced volumes of waste are generated during the winter months. This requires reductions in spot market tipping fees and increases reliance on supplemental fuel, principally woodchips. The Company's Maine facilities are located in summer vacation areas and larger volumes of waste are generated during that season enabling increases in the spot market tipping fees charged to the customers of Maine Energy and PERC and decreases in their reliance on supplemental fuel. General economic conditions of the surrounding area also have an impact on the availability of waste, with greater levels of waste usually generated during periods of good economic conditions.

DISCONTINUED OPERATIONS

     On February 8, 1995, the Company acquired CSI. As a result of the acquisition the Company participated in two business segments, waste handling and computer services. The original business of the Company prior to the Merger are included in waste handling and the CSI businesses are included in computer services segment.

     The Company's operations in the computer services segment were carried out principally by its wholly-owned subsidiary DataFocus. DataFocus is primarily engaged in client-server systems software engineering and application development services. During the past three years, DataFocus has developed and brought to market a new software product, NuTCRACKER(TM), which assists customers in porting from the UNIX to the Microsoft Windows NT operating environment.

     On July 19, 1996, DataFocus executed an agreement with CIBER, Inc. ("CIBER"). Pursuant to the Agreement, DataFocus sold substantially all of the assets of DataFocus' Business Systems Division, other than cash and accounts receivable, to CIBER for $5,000,000, subject to customary prorations, on July 26, 1996. DataFocus retained cash, accounts receivables and substantially all of the liabilities of its Business Systems Division that arose prior to July 26, 1996. The net proceeds of such sale, including cash and accounts receivable retained, less related liabilities, are approximately $4,250,000.

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

Under the royalty agreement, the Company receives a monthly base royalty payment of $5,000 and quarterly payments of additional royalties, equal to 5% of net revenue from the sale of NuTCRACKER software product in excess of $4,000,000 per year. DataFocus will have the right to repurchase the royalty agreement from the Company for the following payments: $400,000 prior to July 29, 1997; three times the royalty payments due to the Company for the twelve months immediately prior to the date of notice of repurchase, if given on or after July 29, 1997 but before July 29, 1998; two times the royalty payments due to the Company for the twelve months immediately prior to the date of notice of repurchase, if given on or after July 29, 1998 but before July 29, 1999; or an amount equal to the royalty payments due to the Company for the twelve months immediately prior to the date of notice of repurchase, if given after July 29, 1999.

     As part of the sale of DataFocus to its management, the Company agreed to loan up to $500,000 to certain members of the management of DataFocus, including Thomas A. Bosanko, who was a director of the Company through August 13, 1996. The loan bears interest of 8% per annum and provides for level quarterly principal payments to repay the loan over a four year period. The loan is secured by Company common stock owned by such members of management of DataFocus. The royalty agreement provides that royalty payments to the Company terminate three years after the repayment of the loans.

     Loss from discontinued operations of $714,000 for the year ended December 31, 1996, resulted from the sale and disposal of the Company's computer service division.

RESULTS OF OPERATIONS

  Year Ended December 31, 1996 Compared with Year Ended December 31, 1995

                                                                YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------
                                                              1996                    1995
                                                       ------------------       -----------------
                                                                     ($ THOUSANDS)
Revenue:
  Electric power revenues............................  $ 20,821     30.4 %      $26,470     69.5 %
  Sale of capacity, net..............................    33,203     48.5 %
  Waste processing revenues..........................    11,024     16.1 %        8,314     21.8 %
  Other waste handling revenues......................     3,459     5.0 %         3,299     8.7 %
                                                        -------     -----       -------     ---- -
          Total revenues.............................    68,507     100.0 %      38,083     100.0 %
Costs and expenses:
  Electric power and waste processing operating
     costs...........................................    26,453     38.6 %       26,139     68.6 %
  Selling, general and administrative................     2,389     3.5 %         2,941     7.7 %
  Interest expense -- net............................     4,464     6.5 %         9,379     24.6 %
                                                        -------     -----       -------     ---- -
Total costs and expenses.............................    33,306     48.6 %       38,459     101.0 %
Equity in net income of PERC.........................       332     0.5 %           335     0.9 %
Loss on sale of investments..........................      (296)     (0.4)%
                                                        -------     -----       -------     ---- -
Income (loss) from continuing operations before
  minority interest, income taxes and extraordinary
  item...............................................    35,237     51.4 %          (41)     (0.1)%
Minority interest....................................   (18,610)    (27.2)%      (1,287)     (3.4)%
                                                        -------     -----       -------     ---- -
Income (loss) from continuing operations before
  income taxes and extraordinary item................    16,627     24.3 %       (1,328)     (3.5)%
Income taxes.........................................                               (65)     (0.2)%
                                                        -------     -----       -------     ---- -
Income (loss) from continuing operations before
  extraordinary item.................................    16,627     24.3 %       (1,393)     (3.7)%
Discontinued operations
  Loss from discontinued operations..................      (714)     (1.0)%         (86)     (0.2)%
                                                        -------     -----       -------     ---- -
Income (loss) before extraordinary item..............    15,913     23.2 %       (1,479)     (3.9)%
Extraordinary item -- gain (loss) on early
  extinguishment of debt, net of minority interest...    (2,247)     (3.3)%         148     0.4 %
                                                        -------     -----       -------     ---- -
Net income (loss)....................................  $ 13,666     19.9 %      $(1,331)     (3.5)%
                                                        =======     =====       =======     =====

  Revenues

     Electric power revenues decreased by $5,649,000, or 21.3%, for the year ended December 31, 1996 compared to 1995. The decreased revenue principally resulted from a reduced contract rate under the amended PPA from 16.52c per kWh to 7.18c per kWh for all power produced after May 3, 1996. As a result of certain contingencies required by the sale of capacity under the PPA, the Company has deferred $45,000,000 of revenue from this transaction which is being amortized through May 31, 2007, of which $3,750,000 has been amortized into revenues in 1996. As a result of the purchase of TEII on November 22, 1996, $484,000 of electric power revenue is included for the year ended December 31, 1996.

     Sale of capacity, net was $33,203,000 for the year ended December 31, 1996 arising from the sale of capacity under Maine Energy's PPA.

     Revenues from waste processing increased $2,711,000, or 32.6%, for the year ended December 31, 1996 compared to the same period in 1995. This increase is primarily the result of the acquisition of the Nashville Facility which produced revenues of approximately $1,827,000 from the date of acquisition and increased revenues from the Company's specialty waste subsidiary of approximately $900,000 which is a direct result of the increase of 8,786 tons in specialty waste processed at Maine Energy. The total tonnage increase at Maine Energy of 21,000 tons which resulted in increased revenues of $768,000 for 1996 was offset by the permanent tipping fee reduction in charter and host community tipping fees of $7.27 per ton as required by Maine Energy's long-term waste supply contracts upon the retirement of the $64.5 million in bonds at Maine Energy.

     Other waste handling revenues for the year ended December 31, 1996 increased by $161,000, or 4.9%, as compared to the year ended December 31, 1995. This increase is primarily the result of the acquisitions of Manner and the Nashville Facility which recorded sales of recycled plastic and recovered metals of $398,000 and $702,000, respectively, from the date of acquisition to December 31, 1996. This was partially offset by decreases in KTI BioFuels revenues of $749,000 principally resulting from a 22,353 ton, or 29.2% decrease in woodwaste revenues compared to 1995. This decrease was primarily as the result of diminished supply of wastewood due to severe weather conditions during the first quarter of 1996. Lease revenue from transportation equipment decreased by $239,000 as a result of previous equipment sales.

  Costs and Expenses

     Waste handling operating costs increased by $314,000, or 1.2%, for the year ended December 31, 1996, compared to the corresponding period in 1995. The principal cause of the increase in 1996 is the purchase of TEII, Manner and AART resulting in increased costs of $2,909,000 during 1996. These increases were partially offset by decreased depreciation and amortization expenses of $787,000, primarily as a result of a change in the estimated useful lives of the plant assets; decreased net disposal costs of plant residues of $410,000, primarily as a result of the renegotiated ash disposal contract; a decrease in the need for supplemental fuels ($273,000) as a result of an increase in the MSW received at the facility; and, decreased maintenance and related costs of $346,000 all from the Maine Energy facility. Additional decreased costs arose from the transportation division which during 1995 suspended operations. Also, during 1995, the transportation division recorded a provision of $521,000 to reduce the carrying value of certain transportation equipment. No such provision was required during 1996.

     Selling, general and administrative expenses decreased by $552,000, or 18.8%, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease was principally a result of a decrease in amortization expense resulting from the write off of deferred costs related to the PPA restructuring.

  Interest and Other Items

     Interest -- net decreased by $4,915,000 or 52.4% during the year ended December 31, 1996 as compared to the year ended December 31, 1995. The primary decreases for the year were $1,728,000 resulting from the retirement of $64,500,000 of bonds at Maine Energy, $2,010,000 resulting from the payment of $29,500,000 of subordinating debt at Maine Energy and $1,177,000 resulting from decreased letter of credit fees at Maine Energy due to the retirement of the bonds.

     The increase in minority interest of $17,323,000 for the year ended December 31, 1996 principally resulted from the minority interest of 49.62% share of Maine Energy's gain from sale of capacity.

     Loss from sale of investments of $296,000 for the year ended December 31, 1996, resulted from the sale of long-term fixed rate municipal bonds pledged by Maine Energy to the letter of credit banks immediately prior to the sale of capacity on May 3, 1996.

     Extraordinary item of $2,247,000 for the year ended December 31, 1996, resulted from the early extinguishment of the Biddeford Bonds at Maine Energy, net of minority interest.

     Equity in the net income of PERC decreased by $2,000, or .6%, for the year ended December 31, 1996. The Company's ownership interest in PERC is 7%.

  PERC

     Revenues from electric power for 1996 increased by $210,000 over 1995, as a result of a 2.8% increase in contract rate per kilowatt for 1996, offset by a decrease in power production of 2,635 mWh or 1.6%. Waste processing revenues for 1996 increased $625,000, or 5.6%, compared to 1995. This resulted principally from a $1.68 per ton, or 3.7%, increase in PERC's average tipping fee arising principally as the result of increases in spot market disposal rates and a 4,900 ton, or 1.9% increase in MSW received in 1996. PERC's tipping fee revenues are principally derived under long-term contracts, and increases or decreases in revenues will principally be a result of inflation adjustments, increases or decreases in pass-through facility costs and change in law pricing provisions. Operating expenses for the year ended December 31, 1996 increased $1,007,000, or 5.0%, as compared with the year ended December 31, 1995, principally due to increased disposal costs of $626,000, maintenance costs $669,000 and operating and fuel costs $511,000. These increases were offset by a decrease of $799,000 in performance credits payable to the Charter Municipalities. Beginning in 1994, PERC, in accordance with agreements with its charter municipality customers, paid an amount representing 50% of "distributable cash," as defined in the agreements, to the charter municipalities. Expense with respect to these agreements was $619,000 in the year ended December 31, 1996, compared to $1,418,000 in 1995.

     Net interest expense for the year ended December 31, 1996 decreased by $633,000, or 16.6%, as compared with the year ended December 31, 1995. This decrease was primarily due to lower interest rates on the variable rate bond debt as well as a reduction in outstanding principal on such bonds. Interest expense on the variable rate bond debt is a pass-through cost to municipal customers. As a result, changes in interest expense do not have a significant effect on net income.

  Year Ended December 31, 1995 Compared with Year Ended December 31, 1994

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                                1995                   1994
                                                          -----------------      ----------------
                                                                       ($ THOUSANDS)
Revenue:
  Electric power revenues...............................  $26,470      69.5%     $26,837     70.5%
  Waste processing revenues.............................    8,314      21.8%       7,718     20.3%
  Other waste handling revenues.........................    3,299       8.7%       3,230      8.5%
                                                          -------     ------     -------     ----
                                                                                                -
          Total revenues................................   38,083     100.0%      37,785     99.2%
Costs and expenses:
  Electric power and waste processing operating costs...   26,139      68.6%      25,501     67.0%
  Selling, general and administrative...................    2,941       7.7%       2,401      6.3%
  Interest expense -- net...............................    9,379      24.6%       9,714     25.5%
                                                          -------     ------     -------     ----
                                                                                                -
          Total costs and expenses......................   38,459     101.0%      37,616     98.8%
  Equity in net income of PERC..........................      335       0.9%         324      0.9%
                                                          -------     ------     -------     ----
                                                                                                -
  Income (loss) from continuing operations before             (41)     (0.1)%        493      1.3%
     minority interest, income taxes and extraordinary
     item...............................................
  Minority interest.....................................   (1,287)     (3.4)%       (553)    (1.5)%
  Pre-acquisition earnings minority interest............                          (1,367)    (3.6)%
                                                          -------     ------     -------     ----
                                                                                                -
  Loss from continuing operations before income taxes      (1,328)     (3.5)%     (1,427)    (3.7)%
     and extraordinary item.............................
  Income taxes..........................................      (65)     (0.2)%
                                                          -------     ------     -------     ----
                                                                                                -
  Loss from continuing operations before                   (1,393)     (3.7)%     (1,427)    (3.7)%
     extraordinary item.................................
  Discontinued operations
     Loss from discontinued operations..................      (86)     (0.2)%
                                                          -------     ------     -------     ----
                                                                                                -
  Loss before extraordinary item........................   (1,479)     (3.9)%     (1,427)    (3.7)%
  Extraordinary item -- gain on early extinguishment          148       0.4%
     of debt............................................
                                                          -------     ------     -------     ----
                                                                                                -
  Net loss..............................................  $(1,331)     (3.5)%    $(1,427)    (3.7)%
                                                          =======     ======     =======     =====

  Revenues

     Electric power revenues decreased by $367,000, or 1.4%, for the year ended December 31, 1995 compared to 1994. The decrease resulted from a decrease in electric power generated by Maine Energy of 1.8% for 1995, which was partially offset by a 0.2% increase in the contract rate per kilowatt hour in 1995.

     Revenues from waste processing increased $596,000, or 7.7%, for the year ended December 31, 1995 compared to the same period in 1994. The increase resulted from an increase at Maine Energy in the average tipping fee of $4.97, per ton or 16.1%, principally in spot market and commercial tonnage, and from a shift in mix in waste received in 1995 to higher priced municipal and commercial tonnage. The volume of MSW received in 1995 decreased by 4,660 tons, or 2.0%, in 1995. The average tipping fee increase resulted in an increase in revenues of $1,117,000, and the decrease in volume resulted in a decrease of $145,000. This amount was partially offset by the absence in 1995 of the recovery from the State of Maine of waste import fees of $640,000 recorded in the year ended December 31, 1994.

     Other waste handling revenues for the year ended December 31, 1995 increased by $69,000, or 2.1%, as compared to the year ended December 31, 1994. This increase is primarily a result of increases in KTI BioFuels tipping fee revenues of $621,000 and woodchip sales of $154,000, both principally resulting from increases in tonnage in 1995 compared to the prior year. These increases were offset in part by the absence in 1995 of revenues from transportation services. Transportation revenues in 1994, the final year of the Company's active participation in the transportation business, were $510,000. Also included in other waste handling revenues is rental income, principally of transportation equipment, of $298,000 and $292,000 for the years ended December 31, 1995 and 1994, respectively.

  Costs and Expenses

     Electric power and waste handling operating costs increased by $638,000, or 2.5%, for the year ended December 31, 1995, compared to the corresponding period in 1994. Principal causes of the increase in 1995 include costs resulting from the settlement of claims of $389,000 relating to businesses sold in prior years, and a provision of $521,000 to reduce the carrying value of certain transportation equipment and additional equipment and maintenance expense of $502,000 and depreciation expense of $413,000 both at Maine Energy. These increases were partially offset by a $543,000 decrease in costs of the transportation business which reduced operations in the fourth quarter of 1994 and a decrease of $375,000 in amortization as a result of deferred renegotiation costs being fully amortized at Maine Energy.

     Selling, general and administrative expenses increased by $540,000, or 22.4%, for the year ended December 31, 1995 as compared to the year ended December 31, 1994. The increase principally resulted from $380,000 of payroll and related costs principally attributed to the corporate staff and increases in consulting expenses of $132,000.

  Interest and Other Items

     Interest expense -- net decreased by $336,000 during the year ended December 31, 1995 as compared to the year ended December 31, 1994. The primary decreases for the year were $272,000 resulting from decreases in obligations related to transportation equipment and $152,000 resulting from the extinguishment of the debt owed to CSI prior to the Merger. These decreases were offset in part by a net increase of $116,000 at Maine Energy. The increase at Maine Energy is the result of a $636,000 increase in interest on its variable rate bond debt partially offset by a $242,000 increase in interest income, a $160,000 decrease in subordinated note interest resulting from a repayment of principal and a $118,000 reduction in letter of credit fees resulting from a decrease in the principal amount of bonds outstanding.

     Minority interest of $1,287,000 for the year ended December 31, 1995 resulted from the elimination of 49.62% of Maine Energy's net income, net of amortization of the step up in basis of certain assets. In 1994, 90% of the net income of Maine Energy was eliminated as "Pre-acquisition Earnings" for income prior to September 16, 1994.

     Equity in the net income of PERC increased by $11,000, or 3.4%, for the year ended December 31, 1995. The increase resulted from an increase in PERC's net income of $151,000. The Company's ownership interest in PERC is 7%.

  PERC

     Revenues from electric power for 1995 increased by $389,000 over 1994, as a result of a 2.4% increase in contract rate per kilowatt for 1995. Waste processing revenues for 1995 increased $597,000, or 5.6%, compared to 1994. This resulted principally from a $4.37 per ton, or 10.6%, increase in PERC's average tipping fee arising principally as the result of the pass-through of increases in the interest paid on PERC's variable rate bonds. PERC's tipping fee revenues are principally derived under long-term contracts, and increases or decreases in revenues will principally be a result of inflation adjustments, increases or decreases in pass-through facility costs and change in law pricing provisions. Waste processing revenue in 1994 included a $306,000 retroactive adjustment for 1993 pass-through costs and the refund of $174,000 of fees for imported MSW paid in prior years. No such adjustments occurred in 1995. Operating expenses for the year ended December 31, 1995 increased $687,000, or 3.6%, as compared with the year ended December 31, 1994, principally due to an increase of $978,000 in performance credits payable to the Charter Municipalities partially offset by reductions in disposal costs.

     Net interest expense for the year ended December 31, 1995 increased by $148,000, or 4.0%, as compared with the year ended December 31, 1994. This increase was primarily due to the increase in interest rates on the variable rate bond debt offset by a reduction in outstanding principal on such bonds. Interest expense on the variable rate bond debt is a pass through cost to municipal customers. As a result, changes in interest expense do not have a significant effect on net income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company and receives cash flow from its subsidiaries. Receipt of cash flow from its affiliate PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding balance of $14,575,985 as of December 31, 1996 before partners cash distributions can begin. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy and PERC and liquidity and capital resources of each of Maine Energy and PERC independently.

  The Company

     Through December 31, 1996, the Company has accumulated management fees receivable from PERC in the amount of $2,279,000. These fees are payable by PERC only out of cash flow after all current operating costs and debt service payments of the project. PERC has significant restrictions on the amount of cash flow that can be distributed to the Company. Also, management fees are only paid annually and only if the partnership meets certain operating results set forth in its loan documents.

     The Company has pledged to ENI, the other general partner of PERC, a portion of the Company's share of PERC management fees as a means of repaying a $1,693,000 advance ENI made on the Company's behalf to PERC to cover the Company's additional partnership capital requirement in 1989. While no assurance can be given, based upon current conditions, management of the Company expects annual management fees to be received on a current basis and accrued management fees from prior years to be paid from PERC's distributable cash flow as the project continues its recent trend of distribution of cash to its partners. The future operating results of PERC will determine the exact term over which the accrued management fees will be received by the Company. As of December 31, 1996 the Company owed ENI $1,353,479. During 1996, the Company received $691,442 in current and accrued management fees on account of 1995 operations of which $298,311 was paid to ENI.

     The Company anticipates receipt of cash from PERC during 1997 on account of 1996 operations of $686,363 of which $389,381 will be paid to ENI.

     Since February 28, 1991, the Company has been receiving operating and management fees from Maine Energy on a current basis. During 1996 the Company received $548,080 for operating and management fees from Maine Energy on account of 1996 operations. The Company also received $857,534 for accrued management fees through February 28, 1990.

     On October 24, 1996 the Company executed a Note Purchase Agreement with WEXFORD KTI LLC, a Delaware limited liability company ("WEXFORD"). Pursuant to the Note Purchase Agreement, the Company issued an 8%, $5,000,000 convertible subordinated note (the "Note") to WEXFORD. The Note is due on October 31, 2002 and is convertible into the Company's common stock at a conversion price of $8.50 per share. The Notes are subordinated to bank debt. The Note Purchase Agreement has customary and usual covenants, including limitations in incurring additional indebtedness and on incurring liens on assets. The $8.50 per share conversion price may be adjusted in certain circumstances under antidilution provisions. Of the proceeds, $2,300,000 was used to fund certain designated acquisition costs of TEII. The balance was used for transaction costs of approximately $200,000 and working capital.

     The Company has financed its operations and capital expenditures primarily from cash flow from its subsidiaries which are not contractually restricted from making distributions, collateralized equipment financing, unsecured subordinated debt, borrowings from CSI prior to the Merger and proceeds from the sale of the Company's common stock.

     The Company and its subsidiaries, other than Maine Energy and PERC, at December 31, 1996 had indebtedness maturing in 1997 of $4,124,000. During 1996, the Company, other than Maine Energy and PERC, incurred additional debt of approximately $23,664,000, primarily as a result of the acquisition of TEII and the issuance of 8%, convertible subordinated debt and retired approximately $7,400,000 of debt.

     As of December 31, 1996, the Company had cash on hand without regard to Maine Energy and PERC of approximately $3,579,000 and $490,000 available in lines of credit from a bank. Management of the Company believes that cash flow from its subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed, although no assurance can be given in this regard. There are no pending agreements or commitments relating to either new debt or equity financing by the Company.

  Maine Energy

     During the last three years Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was $89,259,000 in 1996, as compared to $8,987,000 in 1995. During 1996 Maine Energy sold its generating capacity to CL One for a period through May 31, 2007. In exchange CL One has agreed to make a series of quarterly payments to Maine Energy including an initial payment of $85 million. Maine Energy capital expenditures were $2,939,000 and $2,121,000 for additions to property, plant and equipment during 1996 and 1995, respectively.

     During May 1996, Maine Energy retired the entire outstanding principal balance of $64.5 million of its tax exempt variable rate revenue bonds and $29.5 million of its subordinated loan accrued interest and principal from the proceeds from the sale of capacity.

     As of December 31, 1996 and December 31, 1995, in addition to Maine Energy's operating cash of $1,648,000 and $5,507,000, respectively, Maine Energy, as required under the terms of the credit agreement with the issuer of its letter of credit, has on account an additional $7,433,000 and $13,363,000, respectively, of reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

     Management of the Company believes Maine Energy has adequate cash resources available to fund its future operations and anticipated capital expenditures. Capital expenditures for Maine Energy for the year ending December 31, 1997 are expected to be approximately $2,581,000, which has principally been set aside in the above mentioned reserves accounts.

  PERC

     PERC has financed its recent operations and capital expenditures primarily by cash flow from operations. Cash provided by operations was $8,493,000 in 1996 as compared to $10,328,000 in 1995. PERC's capital expenditures were $1,192,000 and $1,172,000 for additions to property, plant and equipment during 1996 and 1995, respectively.

     At December 31, 1996 and December 31, 1995, PERC had outstanding tax-exempt, variable rate revenue bonds backed by bank letters of credit in the aggregate amounts of $53,500,000 and $59,400,000, respectively. The variable interest rate on the Orrington Bonds at December 31, 1996 and 1995 was 4.25% and 6.125%, respectively. The bonds are payable pursuant to a schedule through May 2003. During 1996 and 1995 PERC made principal payments to bondholders in the amounts of $5,900,000 and $4,900,000, respectively.

     As of December 31, 1996 and 1995, in addition to PERC's operating cash of $5,440,000 and $6,465,000, respectively, PERC, as required under the terms of the credit agreement with its letter of credit banks and the trust indenture governing the Orrington Bonds, had on account an additional $8,482,000 and $8,364,000, respectively, of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

     Company management believes PERC has adequate cash resources available to fund its current project operations and currently anticipated capital expenditures. PERC plans capital expenditures for the year ending December 31, 1997 of approximately $782,000. PERC intends to finance the requirements through cash flow from operations.

TAX LOSS CARRYFORWARDS

     At December 31, 1996, the Company had net operating loss carryforwards of approximately $47,587,000 for income tax purposes that expire in years 2002 through 2010 and are subject to the limitations described below. In addition, the Company has general business credits carryforwards of approximately $530,000 that expire in the years 1999 through 2006 and alternative minimum tax credits of approximately $687,000 which do not expire. For financial reporting purposes, such amounts are treated as deferred tax assets and a valuation allowance has been recognized to offset these deferred tax assets.

     These deferred tax assets can be utilized against future net income of the Company. When utilized by the Company net income will not be reduced by income tax provisions.

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than fifty (50) percentage points over the lowest percentage of such stock owned during a three-year testing period.

     During 1994, such a change in ownership occurred at the Company. As a result of the change, the Company's ability to utilize its net operating loss carryforwards and general business credits will be limited to approximately $1,100,000 of taxable income, or approximately $375,000 of equivalent credit per year.

     As a result of the Company's acquisition of TEII, the Company's ability to utilize TEII's net operating loss carryforwards will be limited to approximately $874,000 per year. These limitations may be increased if the Company recognizes a gain on the disposition of the respective assets which had a fair market value greater than its tax basis on the date of the ownership change.

ENVIRONMENTAL CONTINGENCIES

     While increasing environmental regulation often presents new business opportunities to the Company and PERC, it likewise often results in increased operating costs as the Company and PERC strive to conduct their operations in compliance with applicable laws and regulations, including environmental rules and regulations, and have as their goal 100% compliance with such laws and regulations. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management of the Company believes that in the ordinary course of doing business, companies in the environmental services and waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities. There were no pending governmental environmental enforcement proceedings where the Company or PERC believe potential monetary sanctions will exceed $100,000. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the plants, equipment, and vehicles of the Company PERC or any other operating subsidiary of the Company based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would have a negative impact on the Company's business and operations and could have a material adverse impact on the Company's financial results.

INFLATION

     The effect of inflation on operating costs has been minimal in recent years. Most of the Company's operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operation. The effect of inflation-driven cost increases on each of the Company's project's overall operating costs is not expected to be greater for such project than for its respective competitors. In addition, each of Maine Energy and PERC can contractually increase its waste processing fees to municipal customers annually based on inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company and those of its unconsolidated equity basis investees, Penobscot Energy Recovery Company, together with the reports of independent auditors thereon and related schedules appear on pages F-27 to F-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     Incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 30, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference to the Company's definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 30, 1997.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) The following financial statements are filed as a part of this report:

        CONSOLIDATED FINANCIAL STATEMENTS OF KTI, INC.:
        Report of Independent Auditors..................................................
        Consolidated Balance Sheets at December 31, 1996 and 1995.......................
        Consolidated Statements of Operations for each of the three years in the period ended December 31, 1996.......................................................
        Consolidated Statements of Stockholders Equity (Deficit) for each of the three years in the period ended December 31, 1996...................................
        Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1996.......................................................
        Notes to Consolidated Financial Statements......................................
        FINANCIAL STATEMENTS OF PENOBSCOT ENERGY RECOVERY COMPANY:
        Report of Independent Auditors..................................................
        Balance Sheets at December 31, 1996 and 1995....................................
        Statements of Income for each of the three years in the period ended
          December 31, 1996.............................................................
        Statements of Changes in Partners' Capital for each of the three years in the period ended December 31, 1996................................................
        Statements of Cash Flows for each of the three years in the period ended
          December 31, 1996.............................................................
        Notes to Financial Statements...................................................

     (b) The following exhibits which are furnished with this report or incorporated herein by reference, are filed as part of this report.

                                 EXHIBIT INDEX

    *2.     Agreement and Plan of Merger (filed as Annex I to the Joint Proxy Statement
            Prospectus part of the Registrant's Registration Statement on Form S-4 (No.
            33-85234) effective January 6, 1995).
  (1)3.1    Restated Certificate of Incorporation of Registrant filed with the Secretary of
            State of the State of New Jersey on July 12, 1994, as amended through March 13,
            1995.
 (12)3.2    By-Laws of Registrant, as amended.
    *4.1    Specimen Form of Common Stock Certificate.
  (3)4.2    Form of Warrant.
  (3)4.3    Loan Agreement dated as of June 1, 1985 between City of Biddeford, Maine and
            Maine Energy Recovery Company, as amended.
  (3)4.4    Subordinated Note of Maine Energy Recovery Company dated as of December 1, 1990 in the original principal amount of $14,252,338.39 payable to CNA Realty Corp.
  (3)4.5    Subordinated Note of Maine Energy Recovery Company dated as of December 1, 1990 in the original principal amount of $9,495,327.45 payable to Energy National,
            Inc.
  (3)4.6    Subordinated Note of Maine Energy Recovery Company dated as of December 1, 1990 in the original principal amount of $4,737,517.54 payable to Project Capital
            1985.

  (3)4.7    Loan Agreement dated as of April 1, 1986 between Town of Orrington, Maine and
            Penobscot Energy Recovery Company, as amended.
  (3)4.8    Credit Agreement dated as of May 15, 1986 by and among Penobscot Energy Recovery
            Company, PERC Management Company and Energy National, Inc. and The Banking
            Institutions Signatory Hereto and Bankers Trust Company, as Agent, as amended.
   *10.1    Second Amended and Restated Agreement and Certificate of Limited Partnership of
            Penobscot Energy Recovery Company dated May 15, 1986, as amended.
   *10.2    Agreement between Penobscot Energy Recovery Company and Bangor Hydro-Electric
            Company dated June 21, 1984, as amended.
   *10.3    Form of Penobscot Energy Recovery Company Waste Disposal Agreement (City of
            Bangor) dated April 1, 1991 and Schedule of Substantially Identical Waste
            Disposal Agreements.
   *10.4    Operation and Maintenance Agreement Between Esoco Orrington, Inc. and Penobscot
            Energy Recovery Company dated June 30, 1989.
   *10.5    Residue Disposal Agreement between Penobscot Energy Recovery Company and Sawyer
            Environmental Recovery Facilities, Inc. dated September 19, 1985, as amended.
   *10.6    Amended and Restated Bypass Agreement between Sawyer Environmental Recovery
            Facilities, Inc. and Penobscot Energy Recovery Company dated April 4, 1994.
   *10.7    Second Amended and Restated Agreement and Certificate of Limited Partnership of
            Maine Energy Recovery Company dated June 30, 1986, as amended.
   *10.8    Power Purchase Agreement Between Maine Energy Recovery Company and Central Maine
            Power Company dated January 12, 1984, as amended.
   *10.9    Operation and Maintenance Agreement Between Maine Energy Recovery Company and KTI
            Operations, Inc. dated December 1, 1990.
   *10.10   Host Municipalities' Waste Handling Agreement among Biddeford-Saco Solid Waste
            Committee, City of Biddeford, City of Saco and Maine Energy Recovery Company
            dated June 7, 1991.
   *10.11   Form of Maine Energy Recovery Company Waste Handling Agreement (Town of North
            Berwick) dated June 7, 1991 and Schedule of Substantially Identical Waste
            Disposal Agreements.
   *10.12   Material Disposal and Transportation Agreement among Consolidated Waste Service,
            Inc., Waste Management of New Hampshire and Maine Energy Recovery Company dated
            October 21, 1991.
   *10.13   Front-End Process Residue Agreement between Arthur Schofield, Inc. and Maine
            Energy Recovery Company dated May 27, 1994.
   *10.14   Second Amended and Restated Agreement and Certificate of Limited Partnership of
            FTI Limited Partnership dated December 11, 1986, as amended.
   *10.15   Land Lease dated November 25, 1985 between City of Lewiston and Fuel
            Technologies, Inc. as amended.
   *10.16   KTI, Inc. 1994 Long-Term Incentive Award Plan.
   *10.17   Employment Agreement between KTI, Inc. and Nicholas Menonna, Jr. dated May 1,
            1994.
   *10.18   Employment Agreement between KTI, Inc. and Martin J. Sergi dated May 1, 1994.
   *10.19   Registration Rights Agreement between Davstar Managed Investments Corp. and KTI
            Environmental Group, Inc. dated March 17, 1993.
   *10.20   Registration Rights Agreement among KTI Environmental Group, Inc., Martin J.
            Sergi and Midlantic National Bank dated May 10, 1994.
   *10.21   Registration Rights Agreement among KTI Environmental Group, Inc., Nicholas
            Menonna, Jr. and Midlantic National Bank dated May 10, 1994.

 (2)10.22   KTI, Inc. Directors Stock Option Plan.
 (3)10.23   Form of Registration Rights between KTI, Inc. and Mona Kalimian, Mark D.
            Kalimian, and Linda Berley dated July 27, 1995 and Schedule of Substantially
            Identical Registration Rights Agreements.
 (4)10.24   Letter Agreement dated as of November 10, 1995 among Central Maine Power, Maine
            Energy Recovery Company and Citizens Lehman Power.
 (4)10.25   Global Agreement dated December 28, 1995 between Environmental Capital Holdings,
            Inc. and KTI, Inc.
 (4)10.26   Agreement of Limited Partnership of American Ash Recycling of Tennessee, Ltd.
            dated December 28, 1995.
 (4)10.27   Agreement of Limited Partnership of American Ash Recycling of New England, Ltd.
            dated December 28, 1995.
 (5)10.28   First Amendment to Agreement of Limited Partnership of American Ash Recycling of
            Tennessee, Ltd., dated March 16, 1996.
 (6)10.29   Agreement dated as of July 19, 1996 by and among KTI, Inc., DataFocus
            Incorporated and CIBER, Inc.
 (6)10.30   Agreement dated July 19, 1996 by and among KTI, Inc., Thomas Bosanko and
            Patrick B. Higbie.
 (7)10.31   Operating Agreement of Specialties Environmental Management Company, LLC dated as of October 18, 1996.
 (8)10.32   Amendment to Employment Agreements between KTI, Inc. and Nicholas Menonna, Jr.
            and Martin J. Sergi.
 (9)10.33   Note Purchase Agreement dated as of October 23, 1996 between KTI, Inc. and
            WEXFORD KTI LLC.
 (9)10.34   Registration Rights Agreement dated as of October 23, 1996 between KTI, Inc. and
            WEXFORD KTI LLC.
 (9)10.35   Escrow Agreement dated as of October 23, 1996 between KTI, Inc. and WEXFORD KTI
            LLC and Key Trust of Ohio, N.A.
(10)10.36   Securities Purchase Agreement by and among KTI Plastic Recycling, Inc.,
            Continental Casualty Company, CNA Realty Corp., CLE, Inc. and Timber Energy
            Investment, Inc. dated as of November 22, 1996.
(11)10.37   Securities Purchase Agreement by and among KTI Plastic Recycling, Inc. and Diane
            Goodman and Seth Lehner dated as of November 25, 1996.
(12)10.38   Loan and Security Agreement between KTI, Inc., KTI Environmental Group, Inc.,
            Kuhr Technologies, Inc., KTI Limited Partners, Inc., KTI Operations, Inc. and
            PERC, Inc., Borrowers, and Key Bank of New York, Lender, dated October 29, 1996.
(12)10.39   Pledge Agreement between each Borrower and Key Bank of New York dated October 29,
            1996 (6 Agreements).
(12)10.40   Key Trust Company PRISM Prototype Retirement Plan and Trust adopted as of
            December 11, 1996.
(12)10.41   Option and Consulting Agreement by and among KTI, Inc. and L.T. Lawrence & Co.,
            Inc. dated as of June 1, 1996.
(12)10.42   First Amendment to Option and Consulting Agreement by and among KTI, Inc. and
            L.T. Lawrence & Co., Inc. dated as of December 18, 1996.
(12)10.43   Warrant to purchase 200,000 shares of KTI, Inc. common stock at $7.50 per share issued to L.T. Lawrence & Co., Inc. dated as of December 18, 1996.

(12)10.44   Warrant to purchase 6,000 shares of KTI, Inc. common stock at $8.50 per share issued to Thomas E. Schulze dated as of January 2, 1997.
(12)10.45   Warrant to purchase 3,000 shares of KTI, Inc. common stock at $8.50 per share issued to John E. Turner dated as of January 2, 1997.
(12)10.46   Warrant to purchase 6,000 shares of KTI, Inc. common stock at $8.50 per share issued to Robert E. Wetzel dated as of January 2, 1997.
(12)10.47   Warrant to purchase 15,000 shares of KTI, Inc. common stock at $6.00 per share issued to The Baldwin & Clarke Companies dated as of January 2, 1997.
(12)10.48   Warrant to purchase 15,000 shares of KTI, Inc. common stock at $7.00 per share issued to The Baldwin & Clarke Companies dated as of January 2, 1997.
(12)10.49   Third Amendment to Second Amended and Restated Certificate and Agreement of
            Limited Partnership of FTI Limited Partnership dated as of January 23, 1997.
(12)10.50   Warrant to purchase 2,000 shares of KTI, Inc. common stock at $8.50 per share issued to Maine Woodchips Associates dated as of January 23, 1997.
(12)10.51   Registration Rights Agreement by and between KTI, Inc. and Maine Woodchips
            Associates dated as of January 23, 1997.
(12)21      List of all subsidiaries of Registrant.
(12)23.1    Consent of Ernst & Young LLP

---------------

    * Filed as an Exhibit to Registrant's Registration Statement on Form S-4 (No. 33-85234)
      effective January 6, 1995.
  (1) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated March 13, 1995.
  (2) Filed as an Exhibit to Registrant's Proxy Statement dated June 5, 1995.
  (3) Filed with the Registration Statement on Form S-1 dated December 6, 1995.
  (4) Filed with the Amendment No. 1 to the Registration Statement on Form S-1 dated February
      2, 1996.
  (5) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated April 15, 1996.
  (6) Filed with Form 8-K dated July, 1996.
  (7) Filed with Form 8-K dated October 18, 1996.
  (8) Filed with Form 8-K dated October 23, 1996.
  (9) Filed with Form 8-K dated October 24, 1996.
 (10) Filed with Form 8-K dated November 22, 1996.
 (11) Filed with Form 8-K dated November 25, 1996.
 (12) Filed herewith.

REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF 1996

     Four Reports on Form 8-K were filed in the fourth quarter of 1996. No financial statements were included with such Forms 8-K. The following is a list of the Forms 8-K filed and the dates thereof.

          (i) A Form 8-K was filed on October 28, 1996 reporting that Nicholas Menonna, Jr., Chairman of the Board of Directors and Chief Executive Officer and Martin J. Sergi, President, Chief Operating Officer and Chief Financial Officer propose to modify certain provisions of their employment contract with respect to their 1996 bonuses, resulting in a significant reduction in their expected compensation.

          (ii) A Form 8-K was filed on October 31, 1996 reporting the execution of a Note Purchase Agreement with Wexford KTI LLC, a Delaware limited liability company. Pursuant to the Note Purchase Agreement, the Company issued an 8%, $5,000,000 convertible subordinated note to Wexford KTI LLC.

          (iii) A Form 8-K was filed on December 3, 1996 to report the execution of an agreement to purchase certain investments in Timber Energy Investments, Inc.

          (iv) A Form 8-K was filed on December, 1996 to report the execution of an agreement to purchase all of the common stock of Manner, Inc., a Maryland corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KTI, INC. (Registrant)

By: /s/ NICHOLAS MENONNA, JR.               Date: March 28, 1997
          --------------------------------
          Nicholas Menonna, Jr.
          Chairman of the Board,
          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                SIGNATURE                                 TITLE                     DATE
------------------------------------------  ---------------------------------  ---------------

/s/ NICHOLAS MENONNA, JR.                   Chairman of the Board, Chief        March 28, 1997
------------------------------------------    Executive Officer and Director
Nicholas Menonna, Jr.                         (Principal Executive Officer)

/s/ MARTIN J. SERGI                         Vice Chairman, President, Chief     March 28, 1997
------------------------------------------    Operating Officer, Chief
Martin J. Sergi                               Financial Officer and Director
                                              (Principal Financial and
                                              Accounting Officer)
------------------------------------------  Director                            March 28, 1997
Robert M. Davies

/s/ JEFFREY R. POWER                        Director                            March 28, 1997
------------------------------------------
Jeffrey R. Power

/s/ ROSS PIRASTEH                           Director                           March 28, 1997
------------------------------------------
Ross Pirasteh

/s/ DIBO ATTAR                              Director                           March 28, 1997
------------------------------------------
Dibo Attar

                                            Director                           March 28, 1997
------------------------------------------
Jack Polak

                                   KTI, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                        PAGE
                                                                                        ----
The following consolidated financial statements and schedules of KTI, Inc. are included in Item 3:

CONSOLIDATED FINANCIAL STATEMENTS OF KTI, INC.:
Report of Independent Auditors......................................................     F-2
Consolidated Balance Sheets at December 31, 1996 and 1995...........................     F-3
Consolidated Statements of Operations for each of the three years in the period
  ended December 31, 1996...........................................................     F-4
Consolidated Statements of Changes in Stockholders' Equity (Deficit) for each
  of the three years in the period ended December 31, 1996..........................     F-5
Consolidated Statements of Cash Flows for each of the three years in the period
  ended December 31, 1996...........................................................     F-6
Notes to Consolidated Financial Statements..........................................     F-7
FINANCIAL STATEMENTS OF PENOBSCOT ENERGY RECOVERY COMPANY:
Report of Independent Auditors......................................................    F-25
Balance Sheets at December 31, 1996 and 1995........................................    F-26
Statements of Income for each of the three years in the period ended December 31,
  1996..............................................................................    F-27
Statements of Changes in Partners' Capital for each of the three years in the period
  ended December 31, 1996...........................................................    F-28
Statements of Cash Flows for each of the three years in the period ended December
  31, 1996..........................................................................    F-29
Notes to Financial Statements.......................................................    F-30
The following consolidated financial statement schedule of KTI, Inc. is included in
  Item 14(d):
     II  Valuation and Qualifying Accounts..........................................    F-34

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
KTI, Inc.

     We have audited the accompanying consolidated balance sheets of KTI, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KTI, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Hackensack, New Jersey
February 28, 1997

                                   KTI, INC.

                           CONSOLIDATED BALANCE SHEET

                                                                  DECEMBER 31,     DECEMBER 31,
                                                                      1996             1995
                                                                  ------------     ------------
                                            ASSETS
Current Assets
  Cash and cash equivalents.....................................  $  5,227,381     $  6,454,558
  Restricted funds -- current portion...........................     5,163,965        7,042,404
  Accounts receivable, net of allowances of $291,939 and
     $480,662...................................................     4,080,503        8,983,699
  Management fees receivable -- current portion.................       566,634          556,578
  Consumables and spare parts...................................     2,100,311        1,258,397
  Notes receivable -- officers/shareholders and
     affiliates -- current......................................        57,629           96,225
  Other receivables.............................................       398,320          295,723
  Other current assets..........................................       480,034          742,638
                                                                  ------------     ------------
          Total current assets..................................    18,074,777       25,430,222
Restricted funds................................................     2,903,761        6,502,227
Management fees receivable -- affiliates........................     2,175,203        2,376,696
Notes receivable -- officers/shareholders and affiliates........       212,835          224,438
Other receivables...............................................       711,783          495,901
Investment in PERC..............................................     3,792,429        3,594,638
Deferred costs, net of accumulated amortization of $208,096 and
  $524,236......................................................     1,020,120        3,818,732
Goodwill and other intangibles, net of accumulated amortization
  of $297,941 and $539,483......................................     2,179,466        3,613,621
Deferred project development costs..............................       909,998
Other assets....................................................       238,893          486,778
Property, equipment and leasehold improvements, net of
  accumulated depreciation of $12,671,949 and $10,108,341.......    90,855,366       86,363,180
                                                                  ------------     ------------
          Total assets..........................................  $123,074,631     $132,906,433
                                                                  ============     ============
                             LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................................  $  2,371,430     $  2,512,109
  Accrued expenses..............................................     1,829,959        5,322,013
  Current portion of long-term debt.............................     4,123,840        7,977,899
  Income taxes payable..........................................       200,000          290,000
  Other current liabilities.....................................       465,585          614,837
                                                                  ------------     ------------
          Total current liabilities.............................     8,990,814       16,716,858
Other liabilities...............................................     1,308,199           70,368
Long-term debt, less current portion............................    34,949,148      107,398,263
Minority interest...............................................    10,871,852        1,840,377
Deferred revenue................................................    41,250,000
Commitments and contingencies
Stockholders' equity
  Preferred stock; 10,000,000 shares authorized,
     no shares issued or outstanding
  Common stock, no par value (stated value $.01 per share);
     authorized 13,333,333; issued and outstanding 6,836,766
     in 1996 and 5,946,973 in 1995..............................        68,368           59,470
Additional paid-in capital......................................    38,575,892       33,427,091
Accumulated (deficit)...........................................   (12,939,642)     (26,605,994)
                                                                  ------------     ------------
Total stockholders' equity......................................    25,704,618        6,880,567
                                                                  ------------     ------------
          Total liabilities and stockholders' equity............  $123,074,631     $132,906,433
                                                                  ============     ============

                            See accompanying notes.

                                   KTI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                                  YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------
                                                             1996          1995          1994
                                                          -----------   -----------   -----------
Revenues:
  Electric power revenues...............................  $20,820,860   $26,470,093   $26,836,890
  Sale of capacity, net.................................   33,203,252
  Waste processing revenues.............................   11,024,265     8,313,434     7,718,172
  Other waste handling revenues.........................    3,459,546     3,298,984     3,229,640
                                                          -----------   -----------   -----------
          Total revenues................................   68,507,923    38,082,511    37,784,702
Costs and expenses:
  Electric power and waste processing operating costs...   26,453,290    26,139,179    25,500,606
  Selling, general and administrative:..................    2,389,008     2,940,941     2,401,059
  Interest -- net.......................................    4,463,873     9,378,605     9,714,599
                                                          -----------   -----------   -----------
          Total costs and expenses......................   33,306,171    38,458,725    37,616,264
Equity in net income of PERC............................      332,655       334,844       324,283
Loss on sale of investments.............................     (296,459)
                                                          -----------   -----------   -----------
Income (loss) from continuing operations before minority
  interest, income taxes and extraordinary item.........   35,237,948       (41,370)      492,721
Minority interest.......................................   18,609,797     1,287,005       553,372
Pre-acquisition earnings minority interest -- Maine
  Energy................................................                                1,366,968
                                                          -----------   -----------   -----------
Income (loss) from continuing operations before income
  taxes and extraordinary item..........................   16,628,151    (1,328,375)   (1,427,619)
Income taxes............................................           --        65,000            --
                                                          -----------   -----------   -----------
Income (loss) from continuing operations before
  extraordinary item....................................   16,628,151    (1,393,375)   (1,427,619)
Discontinued operations Loss from discontinued
  operations (including a loss on disposal of $549,788
  and income taxes of $200,000 in 1996).................     (714,422)      (85,897)           --
                                                          -----------   -----------   -----------
Income before extraordinary item........................   15,913,729    (1,479,272)   (1,427,619)
  Extraordinary item -- gain (loss) on early
     extinguishment of debt, net of minority interest...   (2,247,377)      147,778
                                                          -----------   -----------   -----------
Net income (loss).......................................  $13,666,352   $(1,331,494)  $(1,427,619)
                                                          ===========   ===========   ===========
Earnings (loss) per common share and common share
  equivalent:
Primary:
  Income (loss) from continuing operations..............  $      2.61   $     (0.26)  $     (0.42)
  Loss from discontinued operations.....................        (0.11)        (0.02)           --
                                                          -----------   -----------   -----------
  Income (loss) before extraordinary item...............         2.50         (0.28)        (0.42)
  Extraordinary item....................................        (0.35)         0.03            --
                                                          -----------   -----------   -----------
  Net income (loss).....................................  $      2.15   $     (0.25)  $     (0.42)
                                                          ===========   ===========   ===========
  Weighted average number of shares used in
     computation........................................    6,359,593     5,263,797     3,409,081
                                                          ===========   ===========   ===========
Fully-diluted:
  Income (loss) from continuing operations..............  $      2.46   $     (0.26)        (0.42)
  Loss from discontinued operations.....................        (0.10)        (0.02)           --
                                                          -----------   -----------   -----------
  Income (loss) before extraordinary item...............         2.36         (0.28)        (0.42)
  Extraordinary item....................................        (0.32)         0.03            --
                                                          -----------   -----------   -----------
  Net income (loss).....................................  $      2.03   $     (0.25)  $     (0.42)
                                                          ===========   ===========   ===========
  Weighted average number of shares used in
     computation........................................    6,925,976     5,263,797     3,409,081
                                                          ===========   ===========   ===========

                            See accompanying notes.

                                   KTI, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                         COMMON STOCK       ADDITIONAL
                                      -------------------     PAID-IN     ACCUMULATED
                                       SHARES     AMOUNT      CAPITAL       DEFICIT         TOTAL
                                      ---------   -------   -----------   ------------   -----------
Balance at December 31, 1993........  3,463,110   $34,631   $21,459,154   $(23,398,705)  $(1,904,920)
  Net loss..........................                                        (1,427,619)   (1,427,619)
  Repurchase and cancellation of
     common stock...................    (86,493)     (865)     (129,083)      (448,176)     (578,124)
                                      ---------   -------   -----------   ------------   -----------
Balance at December 31,1994.........  3,376,617    33,766    21,330,071    (25,274,500)   (3,910,663)
  Net loss..........................                                        (1,331,494)   (1,331,494)
  Issuance of common stock from
     exercise of stock options......     73,980       740       256,077                      256,817
  Issuance of common stock in
     connection with business
     combination....................  1,801,044    18,010     8,983,708                    9,001,718
  Issuance of common stock..........    695,332     6,954     2,857,235                    2,864,189
                                      ---------   -------   -----------   ------------   -----------
Balance at December 31, 1995........  5,946,973    59,470    33,427,091    (26,605,994)    6,880,567
  Net income........................                                        13,666,352    13,666,352
  Issuance of common stock under
     exercise of stock options......     55,346       553       280,107                      280,660
  Issuance of common stock from
     exercise of warrants...........     41,183       412       225,114                      225,526
  Issuance of common stock upon
     conversion of debt.............    725,015     7,250     4,044,697                    4,051,947
  Issuance of stock purchase
     warrants.......................                            143,738                      143,738
  Issuance of common stock in
     connection with business
     combination....................     68,249       683       455,145                      455,828
                                      ---------   -------   -----------   ------------   -----------
Balance at December 31, 1996........  6,836,766   $68,368   $38,575,892   $(12,939,642)  $25,704,618
                                      =========   =======   ===========   ============   ===========

                            See accompanying notes.

                                   KTI, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------------------------
                                                                                       1996            1995             1994
                                                                                   ------------     -----------     -------------
OPERATING ACTIVITIES
Net income (loss)................................................................  $ 13,666,352     $(1,331,494)    $  (1,427,619)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
  Loss on disposal of discontinued operations....................................       549,788
  Extraordinary loss (gain)......................................................     2,247,377        (147,778)
  Depreciation and amortization..................................................     6,336,252       7,505,364         2,842,655
  Minority interest..............................................................    18,609,797       1,287,005           553,372
  Deferred revenue...............................................................    41,250,000              --
  Provision for losses on accounts receivable....................................                       323,750            51,335
  Provision for asset valuation..................................................        23,892         520,500
  Interest accrued and capitalized on debt.......................................     1,451,005       2,237,816           298,034
  Non-cash employee compensation from stock purchase.............................            --          51,962
  Non-cash interest expense from issuance of warrants............................       143,738
  Equity in net income of PERC, net of distributions.............................      (197,791)       (258,467)         (324,283)
  Loss on sale of assets.........................................................        93,612          83,744            47,000
  Loss on sale of debt securities................................................       296,459
  Changes in operating assets and liabilities
    Increasing (decreasing) cash:
    Accounts receivable..........................................................     4,702,570      (2,342,539)        1,132,173
    Management fees receivable...................................................       191,437          98,930           551,758
    Consumables and spare parts..................................................      (841,914)        (23,376)          (35,440)
    Other receivables............................................................       201,451         513,103           404,192
    Other assets.................................................................       814,277         (92,788)          532,722
    Notes receivable.............................................................      (459,930)         90,000
    Accounts payable.............................................................    (3,282,978)       (318,483)          886,311
    Income taxes.................................................................       (90,000)
    Other liabilities............................................................       (96,130)        157,563        (1,060,164)
                                                                                   ------------     -----------       -----------
Net cash provided by operating activities........................................    85,609,264       8,354,812         4,452,046
INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements......................    (3,412,428)     (2,916,071)         (475,888)
Proceeds from sale of assets.....................................................       469,300         468,426         2,892,798
Proceeds from sale of discontinued operation.....................................     5,005,000              --
Deferred project development costs...............................................      (909,998)             --
Net change in restricted funds:
  Cash equivalents...............................................................        (2,858)      5,143,775         4,383,808
  Debt securities available-for-sale.............................................     5,579,480      (5,875,939)
Costs incurred in connection with merger.........................................            --        (449,761)         (787,342)
Cash acquired in merger with Convergent Solutions, Inc...........................            --       2,838,188
Purchase of additional partnership interest in Maine Energy......................      (792,340)             --        (1,456,059)
Cash acquired in purchase of additional partnership interest in Maine Energy.....                            --         1,723,819
Acquisition of businesses, net of cash acquired..................................    (2,956,828)
Notes receivable -- officers/shareholders and affiliates.........................        (9,801)         28,053           145,456
                                                                                   ------------     -----------       -----------
Net cash provided by (used in) investing activities..............................     2,969,527        (763,329)        6,426,592
FINANCING ACTIVITIES
Deferred financing costs.........................................................    (1,188,463)     (2,091,488)          (66,482)
Proceeds from issuance of debt...................................................     8,785,955         400,034         4,974,155
Proceeds from sale of common stock...............................................       506,201       2,973,065                --
Principal payments on debt and costs related to early extinguishment.............   (97,909,661)     (9,804,750)       (8,830,096)
                                                                                   ------------     -----------       -----------
Net cash used in financing activities............................................   (89,805,968)     (8,523,139)       (3,922,423)
                                                                                   ------------     -----------       -----------
Decrease in cash and cash equivalents............................................    (1,227,177)       (931,656)        6,956,215
Cash and cash equivalents at beginning of period.................................     6,454,558       7,386,214           429,999
                                                                                   ------------     -----------       -----------
Cash and cash equivalents at end of period.......................................  $  5,227,381     $ 6,454,558     $   7,386,214
                                                                                   ============     ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid....................................................................  $  6,144,505     $ 6,619,869     $   1,880,890
                                                                                   ============     ===========       ===========
NON CASH INVESTING AND FINANCING ACTIVITIES
Fixed assets disposed of under capital leases....................................                                   $   1,427,282
Fixed assets received from AJR in settlement of receivable.......................                                         707,333
Fixed assets purchased under capital lease.......................................                                         569,469
Debt issued in connection with:
  Purchase of additional partnership interest in Maine Energy....................  $    164,000                         1,572,345
Retirement of common stock for notes receivable -- officer/shareholder...........                                         578,124
Common Stock issued in connection with the merger with Convergent Solutions,
  Inc............................................................................                   $ 9,001,718
Liquidation of dent payable to Convergent Solutions, Inc.........................                    (4,666,127)
Conversion of debt to equity.....................................................     4,051,947
Common Stock issued in connection with the purchase of Manner, Inc...............       455,813

                            See accompanying notes.

                                   KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION

     KTI, Inc. ("KTI") and subsidiaries (collectively, the "Company"), are engaged in the development of an integrated waste handling business for municipal solid and specialty wastes through the development, ownership and operation of facilities which provide recycling, processing and disposal services to communities, utilities and commercial waste generators. The Company's operations are located in the eastern United States. These operations include its wholly-owned consolidated subsidiaries, its majority-owned consolidated subsidiaries, including Maine Energy Recovery Company ("Maine Energy"), American Ash Recycling of Tennessee, Ltd. ("AART"), American Ash Recycling of New England, Ltd. ("AARNE") and its unconsolidated equity basis investee, Penobscot Energy Recovery Company ("PERC").

     Maine Energy and PERC earn a significant portion of their revenue from municipalities and the local electric utility in their respective geographic locations within Maine. In addition, the Company's wholly-owned subsidiary, Timber Energy Investments, Inc. ("TEII"), earns a substantial portion of its revenue from an electric utility in the State of Florida and AART earns substantially all of its revenues as a result of a contract with the City of Nashville.

     Maine Energy, PERC and TEII are subject to the provisions of various federal and state energy laws and regulations, including the Public Utility Regulatory Policy Act of 1978, as amended. In addition, federal, state and local environmental laws establish standards governing certain aspects of the Company's operations. The Company believes it has all permits, licenses and approvals necessary to operate.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of KTI and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. As described in Note 7, on September 16, 1994 the Company acquired certain limited partnership interests in Maine Energy aggregating 40.38%. Prior to this transaction, the Company was a 10% owner and the sole general partner of Maine Energy. As a result of the Company's aggregate ownership interest at that date, Maine Energy's financial statements have been included in the Company's consolidated statement of operations for the year ended December 31, 1994. In accordance with Accounting Research Bulletin No. 51, the consolidated statement of operations includes Maine Energy's operations for the year ended December 31, 1994 as though the acquisition had occurred at the beginning of the year and includes adjustments to eliminate minority interest and the pre-acquisition earnings of Maine Energy attributable to the partnership interests acquired on September 16, 1994.

     The Company's investment in PERC is accounted for under the equity method based on the Company's significant influence over its financial and operating policies (see Note 8).

     The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest. The Company accounts for 100 percent of the losses of those consolidated subsidiaries in which the minority owners' are limited partners and their cumulative share of losses has exceeded their capital basis in the subsidiary. The Company has accounted for losses totaling approximately $2,471,000 and $2,358,000 attributable to such minority ownership at December 31, 1996 and 1995, respectively. The Company will account for 100 percent of any income of such less than 100 percent-owned subsidiaries until this balance is restored.

                                   KTI, INC.

  Cash Equivalents

     The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

  Restricted Funds

     Restricted funds consist of cash, cash equivalents held in trust and, at December 31, 1995, investments in tax-exempt debt securities ($5,875,939), all of which are available, under certain circumstances, for current operating expenses, debt service, capital improvements and repairs and maintenance in accordance with certain contractual obligations and amounts deposited in a bank in connection with one of the Company's debt obligations. Restricted funds available for current operating and debt service purposes are classified as current assets.

     Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity (deficit). The amortized cost of debt securities classified as available-for-sale is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income.

  Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. All costs incurred for additions and improvements, including interest during construction, are capitalized. The Company capitalized net interest costs of $110,000 in 1996. Capitalizable interest costs were not material in 1995 and 1994. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives ranging from three to forty five years. Assets under capital leases are amortized using the straight-line method over the estimated useful lives ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

  Goodwill and Intangibles

     Goodwill represents costs in excess of net assets of businesses acquired in purchase transactions. Goodwill is being amortized on a straight-line basis principally over periods of five to ten years.

     Intangible assets included the value assigned to a power purchase agreement owned by Maine Energy. The unamortized portion of this asset was included in the determination of the gain on sale of capacity in 1996.

  Deferred Financing and Other Deferred Costs

     Costs incurred in connection with debt and letter of credit financings have been deferred and are being amortized over the life of the related debt or letter of credit issues using the interest method. The unamortized portion of these costs related to the Maine Energy bonds was included in the determination of the extraordinary loss in 1996.

     Costs incurred in connection with renegotiation of certain municipal waste contracts were deferred and were amortized over 60 months, which represented the minimum period covered by the new agreements. These costs were fully amortized during 1995.

     During 1995, the Company deferred approximately $741,000 of costs incurred in connection with negotiating an amendment to its Power Purchase Agreement (the "PPA") with Central Maine Power Company ("CMP"). This amount was included in the determination of the gain on sale of capacity.

                                   KTI, INC.

  Deferred Project Development Costs

     The Company defers certain external direct costs incurred in the development of new projects. Amortization of these costs begins when the project becomes operational. If management concludes that the related project will not be completed, the deferred costs are expensed immediately.

  Revenue Recognition

     Electric power revenues are earned from the sale of electricity to local utilities under the specific agreements with the utilities. Revenue is recorded at the contract rate specified in each agreement as it is delivered. Electric power revenue also includes the portion of the deferred gain on sale of electric generating capacity recognized during the respective period. (See Note 3.)

     Waste processing revenues consist principally of fees charged to customers for waste disposal. Substantially all waste processing revenues are earned from customers located in a geographic region proximate to the facility. Revenue is generally recorded upon acceptance based on rates specified in the applicable long-term contracts. Certain of these rates are subject to adjustment based on the levels of certain operating expenses and net operating income, as defined, of Maine Energy.

     Management fees from affiliates included in other waste handling revenues, related to providing general partner services to PERC, are recognized in accordance with the partnership agreement. Service and other revenues in connection with transportation and waste management are recognized upon completion of the services.

  Income Taxes

     Deferred income taxes are determined using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

  Business Combinations

     The Company has accounted for all business combinations under the purchase method of accounting. Under this method, the purchase price is allocated to the assets and liabilities of the acquired enterprise as of the acquisition date (to the extent of the Company's ownership interest) based on their estimated respective fair values and are subject to revision for a period not to exceed one year from the date of acquisition. The results of operations of the acquired enterprise are included in the Company's consolidated financial statements for the period subsequent to the acquisition.

  Earnings (Loss) Per Share

     Earnings (loss) per share have been computed based on the weighted average number of shares outstanding as well as the dilutive effect of outstanding options and warrants during the periods presented computed in accordance with a Staff Accounting Bulletin ("SAB") of the Securities and Exchange Commission. The SAB requires that all stock issued within a twelve month period prior to the Company's initial public offering of common stock in February, 1995 must be treated as outstanding for all periods prior to the offering whether dilutive or anti-dilutive. For purposes of the computation, the number of shares treated as outstanding is reduced based on the number of shares that could be repurchased based on the initial public price of the Company's common stock. Fully diluted earnings per share is computed by adjusting both net income and shares outstanding as if the conversions of certain debt instruments occurred on the first day of the year. Primary earnings per share for 1996 would have been $2.32 per share had these conversions occurred on the first day of the year.

                                   KTI, INC.

  Evaluation of Long-Lived Assets

     The Company assesses long-lived assets for impairment as prescribed by FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company's evaluation at December 31, 1996 has been based on projected operating results of the businesses giving rise to the goodwill. Management believes that these projections are reasonable, however actual future operating results may differ.

  Stock Dividend

     On February 28, 1997, a 5% stock dividend was declared by the Board of Directors for shareholders of record on March 14, 1997. The stock dividend is payable March 28, 1997. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Reclassifications

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3. SALE OF ELECTRIC GENERATION CAPACITY AND RESTRUCTURE OF POWER PURCHASE AGREEMENT

     On May 3, 1996, Maine Energy completed a restructuring of its Power Purchase Agreement ("PPA") with Central Maine Power ("CMP") and the sale of the rights to its electrical generating capacity to CL Power Sales One, L.L.C. ("CL One"). At closing, Maine Energy received a payment from CL One of $85,000,000 ("Capacity Payment") and the PPA was amended to reflect a reduction in CMP's purchase price for electric power. In addition, the term of the PPA was extended from 2007 to 2012. The Company also received reimbursement of certain transaction costs, including interest on the Capacity Payment from November 6, 1995 to closing and certain other payments.

     Under the terms of the agreements, Maine Energy will be liable to CMP for liquidated damages of $3,750,000 for any calendar year through the year 2006 and on a pro rata basis for the period from January 1, to May 31, 2007 in which it does not deliver at least 100,000,000 kWh. Also, if during the same period, Maine Energy fails to deliver at least 15,000,000 kWh in any calendar year through the year 2006 and on a pro rata basis for the period from January 1 to May 31, 2007 it will be liable to CMP for liquidated damages of $45,000,000 less the product of $3,750,000 times the number of completed calendar years from and including 1996 to the year of default. Both the 100,000,000 kWh and the 15,000,000 kWh levels are adjusted in the case of a force majeure event, as defined. Maine Energy produced approximately 170,000,000 kWh of electricity in 1996. In order to secure CMP's right to liquidated damages, Maine Energy has obtained an irrevocable letter of credit in the initial amount of $45,000,000 which will be reduced by $3,750,000 for each completed year in which no event requiring the payment of liquidated damages occurs. Under the terms of the letter of credit agreement, Maine Energy is required to maintain certain restricted funds. The letter of credit is collateralized by liens on substantially all of Maine Energy's assets. Based on these contingencies, Maine Energy deferred an amount totaling $45,000,000 on the date of the transaction. This amount is being recognized as revenue as the contingencies are eliminated. As of December 31, 1996, the letter of credit and remaining deferred amount equaled $41,250,000.

                                   KTI, INC.

     Maine Energy used the proceeds from the sale of its capacity to repay $64,500,000 Resource Recovery Bonds and to retire the related bank letter of credit. This prepayment resulted in the recognition of an extraordinary loss of $2,247,377 (net of minority interest of $2,213,475). The remaining proceeds were used together with certain unrestricted cash balances on hand to repay $29,500,000 of outstanding subordinated notes payable to Maine Energy limited partners.

4. ACQUISITION AND DISPOSAL OF CONVERGENT SOLUTIONS, INC.

     On February 8, 1995, the Company acquired by way of merger (the "Merger") Convergent Solutions, Inc. ("CSI"), a publicly-owned company engaged in the development and marketing of computer software products and related services. The acquisition was completed through the exchange of one share of the Company's common stock for each share of outstanding CSI common stock. On that date, 1,801,044 shares of the Company's common stock valued at $5.00 per share were exchanged in the Merger. The purchase price including the stock exchanged and transaction costs of approximately $2,000,000 was approximately $11,100,000. The transaction has been accounted for as a purchase. The purchase price exceeded the fair value of the net assets acquired by approximately $2,655,000 which was recorded as goodwill and was being amortized over a five year period. In connection with the acquisition, the Company filed a registration statement with the Securities and Exchange Commission to register the shares of its common stock which were issued to complete the Merger.

     During 1996, the Company disposed of its computer services segment which was comprised entirely of CSI. The sale was completed in two separate transactions. On July 26,1996 certain assets and liabilities of CSI were sold to Ciber, Inc. for $5,000,000. Also, on July 29, 1996, all of the outstanding common stock of CSI was sold to certain members of its management for $5,000. In addition, the Company has notes receivable from the buyers aggregating $444,643 at December 31, 1996. The notes receivable are due on July 29, 2000. The results of operations of CSI have been classified as discontinued operations in the accompanying financial statements. CSI's revenues for 1996 and 1995 were $5,785,050 and $10,198,851, respectively.

5. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following:

                                                               1996            1995
                                                           ------------     -----------
        Land.............................................  $    907,839     $   746,563
        Buildings and site improvements..................    15,397,462      15,729,403
        Machinery and equipment..........................    85,419,005      76,415,325
        Transportation equipment.........................        34,929       1,115,796
        Furniture and fixtures...........................     1,337,879       1,373,650
        Computer equipment...............................                       507,195
        Leasehold improvements...........................       430,201         583,589
                                                           ------------     -----------
                                                            103,527,315      96,471,521
        Less allowances for depreciation and                 12,671,949      10,108,341
          amortization...................................
                                                           ------------     -----------
                                                           $ 90,855,366     $86,363,180
                                                           ============     ===========

     Beginning October 1, 1996, Maine Energy revised the estimated average useful lives used to compute depreciation for substantially all of its plant and equipment. These revisions were made to more properly reflect the remaining useful lives of the assets. The change had the effect of increasing income before extraordinary item and net income by approximately $432,000 ($.07 per share).

                                   KTI, INC.

6. OTHER RECEIVABLES

     The Company has entered into several sales-type leases related to the sale of transportation equipment. These leases have original terms of up to 5 years and provide for fixed monthly payments. Future minimum lease payments, excluding interest, to be received related to these leases are as follows:

                1997..............................................  $192,026
                1998..............................................   398,147

7. ACQUISITIONS

     On May 3, 1996, the Company purchased additional limited partnership interests in Maine Energy aggregating 23.77% from certain other existing limited partners. The aggregate cost of the acquisitions was approximately $485,000. The acquisition resulted in a reduction in the carrying value of property and equipment of approximately $7,800,000. Subsequent to this purchase, the Company's ownership in Maine Energy aggregated 74.15%.

     During the fourth quarter of 1996, the Company acquired all of the outstanding common stock of TEII. TEII, through its subsidiaries, is engaged in the generation of electricity and the processing of wood and plastic materials. The purchase price, including all direct costs, was approximately $2,142,000 in cash. The cost of the acquisition exceeded the fair value of TEII's net assets by approximately $2,035,000 which has been recorded as goodwill. In connection with this acquisition, the Company has an obligation to obtain a letter of credit to support TEII's outstanding Resource Recovery Revenue Bonds payable in an amount sufficient to allow the release of a similar letter of credit guaranteed by a party affiliated with the seller.

     On March 31, 1996, the Company acquired a 60% limited partnership interest in American Ash Recycling Co. of Tennessee, a limited partnership, ("AART"). AART is engaged in the processing of ash residue from a waste-to-energy facility located in Nashville, Tennessee. The purchase price for the limited partnership interest was $2,100,000. The cost of the acquisition exceeded the fair value of AART's net assets by approximately $800,000 which has been recorded as goodwill.

     On November 25, 1996, the Company acquired all of the outstanding common stock of Manner, Inc. ("Manner") a company engaged in the purchase and sale of recyclable plastic materials. The purchase price was approximately $456,000 and was entirely financed through the issuance of 65,000 shares of the Company's common stock. The cost of the acquisition exceeded the fair value of Manner's net assets by approximately $421,000 which has been recorded as goodwill.

     On September 16, 1994, the Company purchased certain limited partnership interests in Maine Energy aggregating 40.38% from certain of the existing limited partners. The aggregate cost of the acquisition was approximately $3.1 million and was partially financed through the issuance of notes payable aggregating $1,572,346 to the sellers. Prior to this transaction, the Company was a 10% owner and the sole general partner of Maine Energy.

     Prior to the September 16, 1994 limited partnership interest acquisition, the Company accounted for its 10% ownership interest under the equity method. The difference between the Company's actual capital contributions and its ownership interest in the partnership's total contributed capital is being amortized over the term of the partnership's energy sales contract. This amount is included in goodwill.

     In 2007, certain of Maine Energy's municipal customers have the right to obtain a 20% interest in Maine Energy's cash flows, as defined in certain agreements, to be applied against the municipalities' future waste disposal costs. Maine Energy's ability to distribute assets to its partners is restricted by the provisions of certain agreements among Maine Energy, the partners and certain third parties.

     The following unaudited pro forma summary presents selected operating data as if the acquisitions described above had occurred as of the beginning of the respective periods and does not purport to be

                                   KTI, INC.

indicative of the results that would have occurred had the merger been completed as of those dates or of results which may occur in the future.

                                                                    1996        1995
                                                                   -------     -------
                                                                      (IN THOUSANDS
                                                                    EXCEPT PER SHARE
                                                                        AMOUNTS)
        Net revenues.............................................  $79,321     $50,153
        Net income (loss) before extraordinary item..............   22,369      (1,347)
        Net income (loss)........................................   20,122      (1,200)
        Net income (loss) per share before extraordinary item....     3.52        (.26)
        Net income (loss) per share..............................     3.16        (.23)

     The pro forma amounts presented for 1996 include approximately $7,211,000 of income from Maine Energy resulting from the gain on sale of electric generating capacity attributable to the additional limited partnership interest acquired in 1996.

8. INVESTMENT IN PERC

     PERC is a 25 megawatt waste-to-energy project which began operations in 1988. The Company is a co-general partner and 7% owner of PERC until such time that the return on equity, as defined, of the limited partners exceeds their aggregate capital contributions. Commencing on that date and continuing through the remaining term of the partnership, the Company's ownership interest increases to 28 percent. Investment in PERC represents the Company's net investment in the partnership. The PERC partnership agreement provided for the respective partners to make capital contributions in amounts disproportionate to their ownership interest in the partnership. Differences between the Company's capital contributions and its ownership interest in the partnership's total contributed capital are being amortized over the term of the partnership's power purchase agreement. Amortization is included in the determination of the Company's equity in the partnership's net income.

     In 2004, certain of PERC's municipal customers have the right to purchase the waste-to-energy facility for an amount equal to its book value at the purchase date, as defined, or to receive 50% of the partnerships' cash flows, as defined, to be applied against the municipalities' future waste disposal costs. PERC's ability to distribute assets to its partners is restricted by the provisions of certain agreements among PERC, the partners and certain third parties.

     The Company's ownership interest in PERC is summarized as follows:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1996           1995
                                                              ----------     ----------
        Credited capital contributions......................  $2,112,587     $2,112,587
        Distributions.......................................    (211,239)       (76,375)
        Excess of actual capital contributions over
          ownership interest (net of accumulated
          amortization of $384,338 and $289,285 at December
          31, 1996 and December 31, 1995 respectively)......   1,331,398      1,392,043
        Cumulative interest in partnership income...........     594,090        166,383
                                                              ----------     ----------
                                                              $3,792,429     $3,594,638
                                                              ==========     ==========

                                   KTI, INC.

     Summarized financial information for PERC is as follows:

                                                                   DECEMBER 31,
                                                            ---------------------------
                                                               1996            1995
                                                            -----------     -----------
        BALANCE SHEET DATA:
        Total assets......................................  $91,760,278     $94,766,638
        Bonds payable (non-recourse)......................   53,500,000      59,400,000
        Total liabilities.................................   59,667,838      66,450,262
        Partners' capital.................................   32,092,440      28,316,376

        STATEMENTS OF OPERATIONS DATA:
        Revenues..........................................   30,294,859      29,458,979
        Operating expenses................................   21,013,967      20,007,226
        Net income........................................    6,110,107       5,647,488

9. DEBT

     The Company's debt consists of the following:

                                                           DECEMBER 31,     DECEMBER 31,
                                                               1996             1995
                                                           ------------     ------------
(A)  8% convertible subordinated note payable............  $  5,000,000     $         --
(B)  12% term note payable to bank.......................     1,657,448        2,607,448
(C)  10% note payable to Energy National, Inc............     1,353,479        1,455,430
(D)  $1,000,000 bank line of credit at bank prime rate          589,904
     plus .25%...........................................
(E)  $300,000 bank line of credit at bank prime rate plus       220,000
     1.5%................................................
(F)  9.94% secured term notes payable....................       780,357
(G)  Notes payable to limited partners of Maine Energy...       490,063          326,063
(H)  8.63% secured term note payable.....................       400,000
(I)  9.9% secured term notes payable to GE Capital.......       190,368          382,699
(J)  10.13% secured term notes payable...................       179,997          428,193
(K)  Note payable to former shareholder..................       127,137          183,494
(L)  Subordinated convertible notes payable..............            --        3,721,182
     Other...............................................       108,250        1,455,558
                                                            -----------     ------------
                                                             11,097,003       10,560,067
Resource Recovery Revenue Bonds Payable..................    13,400,000       64,500,000
12% Subordinated Notes Payable to Maine Energy Limited
  Partners...............................................    14,575,985       40,316,095
                                                            -----------     ------------
                                                             39,072,988      115,376,162
     Less current portion................................     4,123,840        7,977,899
                                                            -----------     ------------
                                                           $ 34,949,148     $107,398,263
                                                            ===========     ============

---------------
(A) During 1996, the Company issued an 8% convertible subordinated note to a private lender to fund certain designated acquisitions. The note is due October 31, 2002 and is convertible into the Company's common stock at a conversion price of $8.50 per share. Interest on the note is payable quarterly.

(B) During 1989, a subsidiary of the Company entered into a $4.0 million 5-year Term Loan Agreement, as amended, with a bank. On September 16, 1994, the Company and the bank entered into a Purchase and Sales Agreement under which the Company purchased the subsidiary's debt obligation to the bank.

                                   KTI, INC.

    Payment of the purchase price included cash of $1.5 million and a $2,607,448 term note payable to the bank bearing interest at the bank's prime rate. On August 15, 1996, the Company and the bank entered into an Amended and Restated Term Note for $1,857,448. The term of the note is through July 31, 1998, with principal payments in the amount of $50,000 per month plus interest at the bank's prime rate (8.25% at December 31, 1996) and a payment at maturity in the amount of $707,447. During 1995, interest was also payable monthly at the bank's prime rate (8.5% at December 31, 1995).

(C) This debt arose when Energy National Inc., a co-general partner in PERC, made an advance on behalf of the Company to meet a capital call by PERC. Interest and principal are payable annually on the date PERC distributes its annual and any accrued general partner fees. Annual principal payments are due in amounts equal to 60 percent of the Company's current and accrued general partner fees paid from PERC after payment of interest on the outstanding balance of this obligation. The unpaid balance is secured by all future general partner fee payments to be made to the Company by PERC.

(D) In October 1996, the Company obtained a line of credit with a bank in the amount of $1,000,000 bearing interest at the bank's prime rate plus .25% (8.50% at December 31, 1996). The line of credit is secured by the Company's investment in certain of its subsidiaries and is subject to renewal on June 30, 1997.

(E) During 1996, certain subsidiaries of the Company obtained a line of credit with a bank in the amount of $300,000 bearing interest at the bank's prime rate plus 1.5% (9.75% at December 31, 1996) of which $220,000 is outstanding at December 31, 1996. The line of credit is secured by accounts receivables of the Company's subsidiaries and is subject to renewal on April 30, 1997.

(F) AART note payable to a commercial lender bearing interest at 9.94%, with monthly payments of principal and interest in the amount of $42,500. The note matures on August 20, 1998. The balance is secured by equipment with an aggregate net carrying value of $2,776,486 at December 31, 1996.

(G) Aggregate balance due to limited partners of Maine Energy in connection with the purchase of certain limited partnership interests (see Note 7). The balance bears interest at one percent over a published prime interest rate (9.25% and 9.5% at December 31, 1996 and 1995, respectively). These balances are secured by the limited partnership interests in Maine Energy. The outstanding balance is due in 1997.

(H) In December 1996, a subsidiary of the Company entered into a secured term note with a commercial lender. The note bears interest at 8.63% with monthly principal and interest payments of $8,231. The note matures on December 31, 2001. The balance is secured by equipment with an aggregate net carrying value of $886,385 at December 31, 1996.

(I) Secured term note payable in monthly installments of principal and interest of approximately $18,400 through August 1998. Secured by equipment with an aggregate net carrying value of $361,551 at December 31,1996.

(J) Secured term note payable to a commercial lender with original terms of 48 months. Payable in monthly installments of principal and interest aggregating approximately $10,900. Secured by equipment with an aggregate net carrying value of $224,656 at December 31, 1996.

(K) Non-interest bearing note payable to former shareholder in connection with the repurchase and retirement of certain shares of the Company's common stock. The note is payable in equal monthly installments of $5,750. The note has been discounted using an effective interest rate of 8%. The note is secured by cash deposited in an escrow account with a balance of $117,201 and $181,612 at December 31, 1996 and 1995, respectively.

(L) In March 1993, the Company issued Davstar Managed Investments Corporation a $1,500,000 subordinated term note payable, 252,248 shares of the Company's common stock and a warrant to purchase an additional 297,430 shares of the Company's common stock at a stated purchase price of $5.64. The aggregate original issue discount representing the fair value of the common stock and the warrant was $258,989. The note carried interest at a stated rate of 8% and had an effective interest rate, including the amortization of the original issue discount of 18%. Various additional subordinated unsecured 12% term

                                   KTI, INC.

    notes payable in an aggregate amount of $2,295,000 were issued to foreign lenders during 1993 and 1994. These lenders were associated with Davstar Managed Investments Corporation through affiliation of their respective management. The Company paid all interest on these obligations through December 31, 1994 by the issuance of additional shares of its common stock. On January 1, 1996, the terms of these notes were amended. Under this amended agreement, $500,000 of principal was converted to 74,866 shares of the Company's common stock at $7.0125 per share and accrued interest of $50,301 was capitalized. Interest was payable quarterly and principal was payable in full on April 1, 1997. The amended notes were convertible into common stock at the option of the holder subsequent to September 30, 1996 at 75% of the market price, as defined, at the time of conversion within the limits of not less than $5.00 and not more than $13.50 per share, subject to adjustments. In December 1996, the notes were converted into 650,148 shares of the Company's common stock.

  Resource Recovery Revenue Bonds Payable

     The City of Biddeford, on behalf of Maine Energy, issued $81,000,000 of Resource Recovery Revenue Bonds in June 1985 to partially finance the construction of the Maine Energy waste-to-energy facility. The bonds carried interest at variable rates (3.90% at December 31, 1995), which was determined monthly by the remarketing agent for the bonds. In May 1996, the bonds were retired.

     In connection with the acquisition of TEII, the Company assumed $15,685,000 of Liberty County, Florida Resource Recovery Revenue Bonds. The bonds bear interest at variable rates (4.20% at December 31, 1996), which are determined weekly by the remarketing agent for the bonds. The bonds have an annual sinking fund payment due each October ($1,000,000 due October 1997), with final payment due January 2003. The bonds are fully secured by an irrevocable letter of credit issued by a bank. The letter of credit and related agreements require, among other things, maintenance of various insurance coverages and restricts the borrowers ability to incur additional indebtedness. The bonds and letter of credit are collateralized by liens on TEII's electric generating facility located in Liberty County, Florida.

  Subordinated Notes Payable to Maine Energy Limited Partners

     These notes, as amended, bear interest at 12%. Payments of principal and interest are made solely at the discretion of Maine Energy's general partner. However, all principal and interest must be repaid prior to any partner distributions. To the extent interest is not paid, accrued interest is capitalized.

     Excluding any amounts which may be paid on the subordinated notes payable to the Maine Energy Limited Partners, aggregate maturities as of December 31, 1996 of the Company's debt for each of the next five years are as follows:

                1997.............................................  $4,123,840
                1998.............................................   3,076,230
                1999.............................................   1,755,209
                2000.............................................   2,022,411
                2001.............................................   1,834,314

10. STOCKHOLDERS' EQUITY

     In connection with certain debt obligations issued during 1996, the Company issued warrants to purchase 420,572 shares of common stock at $5.71 per share. The aggregate original issue discount representing the fair value of the warrants was $143,738.

     During July and August of 1995, in a private transaction the Company sold 650,412 shares of its common stock and warrants to purchase an additional 382,031 common shares exercisable during the period

                                   KTI, INC.

commencing from the date of grant of the warrants and terminating not more than five years from the date of grant at an exercise price of $5.48. The proceeds of this transaction were $2,512,227, net of expenses of approximately $225,000.

     In December 1995, in a private transaction, the Company sold 44,920 shares of its common stock to an officer of the Company. The cash proceeds of this transaction were $300,000 and the Company recognized compensation expense of $51,962.

11. STOCK OPTION PLANS

     The Company has four stock option plans; the 1986 Stock Option Plan of KTI, Inc. (the "1986 Plan"), the KTI, Inc. 1994 Long-Term Incentive Award Plan and the DataFocus Long-Term Incentive Plan (collectively, the "1994 Incentive Plans") and the KTI, Inc. Directors Stock Option Plan (the "Directors Plan"). All plans are administered by the Compensation Committee of the Board of Directors. In addition to options granted under these plans, the Company also issued statutory non-plan options to purchase 41,503 shares of common stock at $3.63 per share to certain officers of the Company in 1986. All of these statutory options were exercised during 1995.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Elements of the various plans include the following:

     THE 1986 PLAN. A maximum of 66,190 shares are subject to the 1986 Plan. Options were granted at prices not less than the fair market value at the date of grant. All options granted had 10 year terms and vested immediately. No new options can be granted under this plan.

     THE 1994 INCENTIVE PLAN. The 1994 Incentive Plans were adopted by the Board of Directors during 1994 and approved by the Company's shareholders during 1995. A maximum of 466,666 shares are subject to the 1994 Incentive Plans. Options may be granted at prices not less than the fair market value at the date of grant and normally vest at 20% per year beginning one year from the date of grant. Vested options may be exercised at any time until their expiration which may be up to ten years from the date of grant. Unvested options are forfeited upon termination of the employee. As a result of the merger with CSI, options issued under CSI's previously existing plans were replaced by options to purchase the Company's common stock having essentially the same terms and conditions. The sale of CSI's operations during 1996 resulted in the forfeiture of certain outstanding options.

     THE DIRECTORS PLAN. The Directors Plan was adopted by the Board of Directors and approved by the Company's shareholders during 1995. A maximum of 100,000 shares are subject to the Directors Plan. Under the Directors Plan, non-employee Directors are automatically granted non-statutory options on August 1 of each year, commencing on August 1, 1995 for the lesser of (i) 4,000 shares or (ii) a number of shares having a maximum market value of $36,000. Options granted may not be exercised within one year of grant and have 10 year terms.

     In addition to the Plans described above, the Company's Board of Directors from time to time has granted key employees non-plan options. During 1995, the Board of Directors made a non-plan option grant. These non-plan options have a ten year term, were granted at the then current fair market value and vested 20% per year commencing on the first anniversary of the grant date.

                                   KTI, INC.

     Option activities under the plans and for the non-plan options are detailed in the following table:

                                                      1994                                      WEIGHTED
                                                    INCENTIVE                               AVERAGE EXERCISE
                                        1986 PLAN     PLANS     DIRECTOR PLAN   NON PLAN    PRICE PER SHARE
                                        ---------   ---------   -------------   --------   ------------------
Outstanding at January 1, 1994........    69,500           --           --       28,350          $ 3.46
  Granted.............................    15,263           --           --           --          $ 3.46
  Exercised...........................        --           --           --           --          $   --
  Forfeited...........................   (69,500)          --           --           --          $ 3.46
                                         -------     --------       ------      -------           -----
Outstanding at January 1, 1995........    15,263           --           --       28,350          $ 3.46
  Granted.............................        --      162,745       16,800      105,000          $ 6.91
  Assumed.............................        --      445,507           --           --          $ 5.66
  Exercised...........................        --       (1,603)          --      (28,350)         $ 3.49
  Forfeited...........................        --      (63,204)          --           --          $ 4.63
                                         -------     --------       ------      -------           -----
Outstanding at January 1, 1996........    15,263      543,444       16,800      105,000          $ 6.09
  Granted.............................        --      226,574       31,500           --          $ 7.23
  Exercised...........................        --      (55,346)          --           --          $ 5.38
  Forfeited...........................        --     (292,333)          --           --          $ 6.15
                                         -------     --------       ------      -------           -----
Outstanding at December 31, 1996......    15,263      422,340       48,300      105,000          $ 6.62
                                         =======     ========       ======      =======           =====
Exercisable at December 31, 1996......    15,263      122,101       16,800       21,000          $ 5.84
                                         =======     ========       ======      =======           =====
Exercisable at December 31, 1995......    15,263      381,955           --           --          $ 5.75
                                         =======     ========       ======      =======           =====

     The weighted-average fair value of options granted was $5.38 and $5.37 for 1996 and 1995, respectively.

     At December 31, 1996, for each of the following classes of options as determined by range of exercise price, the following information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each class is as follows:

                                        WEIGHTED-AVERAGE
                                         EXERCISE PRICE      WEIGHTED-AVERAGE      NUMBER OF    WEIGHTED-AVERAGE
                           NUMBER OF           OF               REMAINING           OPTIONS     EXERCISE PRICE OF
                            OPTIONS       OUTSTANDING      CONTRACTUAL LIFE OF     CURRENTLY    OPTIONS CURRENTLY
      OPTION CLASS        OUTSTANDING       OPTIONS        OUTSTANDING OPTIONS    EXERCISABLE      EXERCISABLE
------------------------  -----------   ----------------   --------------------   -----------   -----------------
Prices ranging from
  $3.63 - $5.45.........     15,263          $ 3.46                   7              15,263           $3.46
Prices ranging from
  $6.00 - $8.75.........    575,643          $ 7.25                7.79             159,901           $6.07

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1996 and 1995, respectively: weighted average risk-free interest rates of 6.5% and 6.4%; no dividends; volatility factors of the expected market price of the Company's common stock of .642 and .642; and for both periods a weighted-average expected life of the options of 8 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in

                                   KTI, INC.

management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options granted in 1996 and 1995 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                               1996            1995
                                                            -----------     -----------
        Pro forma net income (loss).......................  $13,478,958     $(1,379,776)
        Pro forma primary earnings (loss) per share.......  $      2.12     $      (.26)
        Pro forma fully diluted earnings (loss) per         $      2.00     $      (.26)
          share...........................................

     The pro forma disclosures presented above for 1995 reflect compensation expense only for options granted in 1995 and for 1996 only for options granted in 1995 and 1996. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

                                   KTI, INC.

12. INCOME TAXES

     At December 31, 1996 the Company has net operating loss carryforwards of approximately $47,587,000 for income tax purposes that expire in years 2002 through 2010, general business credit carryovers of approximately $530,000 which expire in years 1999 through 2006 and alternative minimum tax credits of approximately $687,000, which do not expire. All of these carryforwards are subject to limitation as described below.

     Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                                    DECEMBER 31,
                                                    ---------------------------------------------
                                                        1996             1995            1994
                                                    ------------     ------------     -----------
Deferred tax assets
Current:
Reserve on notes and accounts receivable..........  $     37,000     $     50,000     $    53,000
State taxes, net..................................        14,000           27,000           5,000
Other liabilities.................................        47,000          223,000              --
                                                    -------------    -------------    -----------
          Total current deferred tax assets.......        98,000          300,000          58,000
Valuation allowance for current deferred tax             (98,000)        (300,000)        (58,000)
  assets..........................................
                                                    -------------    -------------    -----------
                                                              --               --              --
                                                    -------------    -------------    -----------
Non-current:
Depreciation......................................       440,000          255,000         104,000
State taxes, net..................................     2,083,000          923,000         817,000
General business credit carryforwards.............       530,000          850,000         530,000
Alternative minimum tax credit carryforwards......       687,000          687,000              --
Deferred development fees.........................       117,000          120,000         126,000
Net operating loss carryforwards..................    16,655,000        7,702,000       9,066,000
                                                    -------------    -------------    -----------
          Total non-current deferred tax assets...    20,512,000       10,537,000      10,643,000
Valuation allowance for non-current                  (15,449,000)     (10,344,000)     (8,981,000)
  deferred tax assets.............................
                                                    -------------    -------------    -----------
          Net non-current deferred tax assets.....     5,063,000          193,000       1,662,000
                                                    -------------    -------------    -----------
Non-current deferred tax liabilities
Equity investments................................     5,063,000          193,000       1,662,000
                                                    -------------    -------------    -----------
Net non-current deferred taxes....................  $         --     $         --     $        --
                                                    =============    =============    ===========

                                   KTI, INC.

     Significant components of the provision for income taxes are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    1996           1995          1994
                                                 -----------     ---------     ---------
        Current:
          Federal..............................  $        --     $      --     $      --
          State................................           --        65,000            --
                                                 -----------     ---------     ---------
        Total Current..........................           --        65,000            --
        Deferred:
          Federal..............................  $ 5,075,000     $(274,000)    $(448,000)
          State................................      863,000      (128,000)      (57,000)
          Valuation allowance..................   (5,938,000)      402,000       505,000
                                                 -----------     ---------     ---------
        Total deferred.........................           --            --            --
                                                 -----------     ---------     ---------
                                                 $        --     $  65,000     $      --
                                                 ===========     =========     =========

     The components of the provision for deferred income taxes from continuing operations for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                        YEAR ENDED DECEMBER 31,
                                              -------------------------------------------
                                                 1996            1995            1994
                                              -----------     -----------     -----------
        Net operating loss carryforwards....  $   951,000     $ 1,364,000     $(1,579,000)
        Equity investments..................    4,870,000      (1,470,000)        686,000
        State taxes, net....................      110,000        (128,000)        (57,000)
        Deferred development fees...........        3,000           6,000           6,000
        Depreciation........................     (185,000)       (142,000)        (70,000)
        Change in reserve on receivables....       13,000          25,000         509,000
        Accrued and other expenses..........      176,000         (57,000)             --
        Change in valuation allowance.......   (5,938,000)        402,000         505,000
                                              -----------     -----------     -----------
        Provision for deferred income
          taxes.............................  $        --     $        --     $        --
                                              ===========     ===========     ===========

     The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is:

                                                         YEAR ENDED DECEMBER 31,
                                                 ---------------------------------------
                                                    1996           1995          1994
                                                 -----------     ---------     ---------
        Tax (benefit) at US statutory rates....  $ 5,033,000     $(452,000)    $(486,000)
        State income taxes, net of federal tax
          benefit..............................      863,000       (85,000)      (57,000)
        Amortization of goodwill...............       42,000       191,000        38,000
        Change in valuation allowance from
          continuing operations................   (5,938,000)      402,000       505,000
        Other..................................           --         9,000            --
                                                 -----------     ---------     ---------
                                                 $        --     $  65,000     $      --
                                                 ===========     =========     =========

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change". In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders"

                                   KTI, INC.

has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1994, such a change in ownership occurred. As a result of the change, the Company's ability to utilize certain of its net operating loss carryforwards and general business credits will be limited to approximately $1,100,000 of taxable income, or approximately $375,000 of equivalent credit per year. This limitation may be increased if the Company recognizes a gain on the disposition of an asset which had a fair market value greater than its tax basis on the date of the ownership change.

     During 1995, the Company acquired Convergent Solutions, Inc. As a result of this combination, the Company recorded deferred tax assets of $1,203,000 and a related valuation allowance for the same amount.

     During 1996, the Company acquired Timber Energy Investments, Inc. ("TEII"). As a result of this acquisition, the Company recorded a deferred tax asset related to net operating loss carryforwards of $25,580,000, which are also subject to a corporate "ownership change". As a result of the change, the Company's ability to utilize the net operating loss carryforwards of TEII is limited to approximately $874,000 per year.

13. COMMITMENTS

     The Company has entered into various facility and equipment operating leases. The facility lease agreements generally require the Company to pay certain expenses including maintenance costs and a percentage of real estate taxes. The lease expires in 2001. The Company entered into a sublease agreement for certain of its office facilities. Rental expense, net of sublease income, for all operating leases amounted to $145,000, $133,000, and $100,000 for the years ended December 31, 1996, 1995 and 1994, respectively. As of December 31, 1996, future minimum rental commitments on noncancelable operating leases, net of sublease income are as follows:

                1997..............................................  $279,000
                1998..............................................   237,000
                1999..............................................   186,000
                2000..............................................   189,000
                2001..............................................   165,000

     The Company has entered into employment agreements with certain of its key employees which provide for fixed compensation and bonuses based on operating results, as defined. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuation for a specified period. At December 31, 1996 the Company's maximum aggregate liability under the agreements if all the employees were terminated by the Company is $1,490,000.

     In connection with their operations, Maine Energy, TEII and PERC have entered into certain contractual agreements with respect to the supply and acceptance of municipal solid waste and the sale of electric power.

14. EMPLOYEE BENEFIT PLAN

     The Company has established a defined contribution employee savings and investment retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan after satisfying certain eligibility requirements. The Company contributes on behalf of each participating employee an amount equal to 4% of the employees eligible salary. The Company's contribution was approximately $164,000 $146,000, and $156,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

                                   KTI, INC.

15. RELATED PARTY TRANSACTIONS

     The Company receives an annual management fee (adjusted annually for changes in the Consumer Price Index) as co-general partner of PERC. During the years ended December 31, 1996, 1995 and 1994, the Company earned management fees of approximately $417,800, $406,500, and $395,700 respectively. As described in
Note 9 above, a portion of these fees are required to be applied to outstanding interest and principal due to Energy National, Inc. The receivable from PERC was approximately $2,279,000 and $2,419,000 at December 31, 1996 and December 31, 1995, respectively. Payment of this obligation by PERC is limited by the provisions of certain agreements to which the Company and PERC are parties. The Company expects the remaining balance to be realized over a 10-year period.

     The Company leases its administrative offices from a company whose principals include certain officers and shareholders of KTI. Rents for the years ended December 31, 1996, 1995 and 1994 were $109,500 $101,000, and $97,000, respectively.

     During the years 1988 to 1991, the Company made loans evidenced by promissory notes, including those related to the sale of the Company's real estate business (KTI Realty, Inc.), and made certain other advances to a then officer/shareholder of the Company. The individual's employment as an officer of the Company was terminated during 1992. During 1992, the Company began legal action against the former officer for collection of the notes, among other matters. In February 1994, the former shareholder transferred title to all of his shares of the Company's common stock to a third party. Based on the former officer's aggregate obligations to the Company ($1,069,544 at December 31, 1993), management challenged his right to transfer these shares and threatened additional legal action. In April 1994, the Company and the third party entered into an agreement under which 82,374 of these shares were transferred to the Company to settle the former officer's obligations to the Company. The cost of these shares was $578,124. In addition, the Company entered into an agreement with the former officer/shareholder under which all of his debts to the Company were discharged and the related litigation was dismissed. Provision for loss on the remaining balance due from the former officer had been provided in prior years.

     During 1991, the Company formed EWM Holdings, LP (a limited partnership) ("Eastern") as the sole general partner and a 50% owner and accounted for the investment using the equity method. EWM Holdings, LP acquired 95% of the outstanding common stock of Eastern Waste Management Corp. and Rilco Group, Inc. which were engaged in the ownership and operation of a solid waste transfer station. In August 1993, Eastern sold its operations. In connection with the sale of Eastern's operations, N&M Consulting, Inc., a company under the control of relatives of a Company shareholder and officer, entered into a consulting agreement under which it receives certain fees from the buyer. N&M Consulting, Inc. has entered into an agreement with the Company under which it pays the Company fees equal to the fees it receives from the buyer. The Company received approximately $25,000 $54,000, and $128,000 under this arrangement in 1996, 1995 and 1994, respectively.

16. FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The carrying amount and estimated fair values of financial instruments at December 31, 1996 and 1995 are summarized as follows:

     The following methods and assumptions were used to estimate the fair value of financial instruments;

          Cash, restricted cash and accounts receivable -- the carrying amounts reported in the balance sheet for cash, cash equivalents, and restricted funds including debt securities approximate their fair value.

                                   KTI, INC.

          Management fees receivable -- the fair value is estimated using discounted cash flow analyses, using estimates of current market interest rates and periods in which the receivables will be realized.

          Notes and other receivables -- the fair value is estimated using discounted cash flow analyses, using appropriate interest rates.

          Resource Recovery Revenue Bonds Payable -- carrying amount of bonds payable approximates fair value.

          Debt -- the fair value is estimated based on discounting the estimated future cash flows using the Company's incremental borrowing rate for similar debt instruments.

                                              DECEMBER 31, 1996           DECEMBER 31, 1995
                                          -------------------------   -------------------------
                                           CARRYING      ESTIMATED     CARRYING      ESTIMATED
                                            AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                          -----------   -----------   -----------   -----------
    ASSETS
    Cash................................  $ 3,315,705   $ 3,315,705   $ 6,454,558   $ 6,454,558
    Restricted cash.....................    9,979,402     9,979,402    13,544,631    13,544,631
    Accounts receivable (net)...........    4,080,503     4,080,503     8,983,699     8,983,699
    Management fee receivable...........    2,741,837     2,097,532     2,933,274     2,250,752
    Notes receivable (net)..............      270,464       250,071       380,663       309,938
    Other receivables...................    1,110,103       912,862       791,624       738,885

    LIABILITIES
    Resources Recovery
         Revenue Bonds Payable..........   13,400,000    13,400,000    64,500,000    64,500,000
    Other debt..........................   25,672,988    24,792,930    50,876,162    50,106,923

17. CONTINGENCIES

     The Port Authority of New York and New Jersey ("Port Authority") sued certain wholly-owned subsidiaries of KTI, in the Supreme Court of the State of New York, New York County on April 11, 1995. Port Authority sought damages in the amount of $439,819 for the cost of the storage and removal of wood recyclables that were delivered to the Howland Hook Marine terminal located on Staten Island and leased by Port Authority from the City of New York. The Company and the Port Authority have settled this litigation. Pursuant to the settlement agreement, the Company has paid $100,000 to the Port Authority. An additional payment of $32,000 is due in April 1997. The Company had fully provided for the settlement amount in 1995.

     The Company is involved in additional outstanding litigation, but the Company expects to settle all such litigation within the limits of its insurance policies. In the opinion of Management, the outcome of these matters individually and in the aggregate will not have a material effect on the Company's financial position, cash flows or results of operations.

                         REPORT OF INDEPENDENT AUDITORS

Partners
Penobscot Energy Recovery Company

     We have audited the accompanying balance sheets of Penobscot Energy Recovery Company (a limited partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penobscot Energy Recovery Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

February 7, 1997

                       PENOBSCOT ENERGY RECOVERY COMPANY
                            (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                           DECEMBER 31,
                                                                    ---------------------------
                                                                       1996            1995
                                                                    -----------     -----------
ASSETS
Cash and cash equivalents.........................................  $ 5,439,833     $ 6,465,266
Accounts receivable...............................................    4,695,790       3,967,028
Restricted funds..................................................    8,481,761       8,363,958
Prepaid expenses and other assets.................................      480,561         389,533
Property, plant and equipment, net (Note 3).......................   71,321,295      73,853,243
Deferred costs, less accumulated amortization of
  $4,518,768 in 1996 and $4,838,526 in 1995.......................    1,341,038       1,727,610
                                                                    -----------     -----------
          Total...................................................  $91,760,278     $94,766,638
                                                                    ===========     ===========
LIABILITIES AND PARTNERS' CAPITAL
Accounts payable (Note 6).........................................  $ 1,640,871     $ 1,313,602
Accrued expenses and other liabilities............................    1,271,103       2,281,092
Management and development fees payable to general partners (Note
  6)..............................................................    3,255,864       3,455,568
Bonds payable (Note 4)............................................   53,500,000      59,400,000
                                                                    -----------     -----------
          Total liabilities.......................................   59,667,838      66,450,262
Partners' capital:
  Contributed capital.............................................   23,605,435      25,939,478
  Retained earnings...............................................    8,487,005       2,376,898
                                                                    -----------     -----------
          Total partners' capital.................................   32,092,440      28,316,376
                                                                    -----------     -----------
          Total...................................................  $91,760,278     $94,766,638
                                                                    ===========     ===========

                            See accompanying notes.

                       PENOBSCOT ENERGY RECOVERY COMPANY
                            (A LIMITED PARTNERSHIP)

                              STATEMENTS OF INCOME

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
Revenues (Note 2):
  Electric power revenues...........................  $18,487,405     $18,276,914     $17,888,227
  Waste processing revenues.........................   11,807,454      11,182,065      10,585,266
                                                      -----------     -----------     -----------
          Total.....................................   30,294,859      29,458,979      28,473,493
Operating expenses:
  Supplemental fuels (Note 6).......................    1,026,128         872,581         892,517
  Electric power purchases..........................      124,215         110,303          92,967
  Disposal costs....................................    4,879,689       4,253,355       4,436,119
  Operating and management fees (Note 6)............    5,353,385       5,165,224       5,130,913
  Equipment and maintenance costs...................    3,196,370       2,527,208       2,347,437
  Depreciation......................................    3,679,624       3,689,987       3,672,193
  Real estate taxes.................................      555,690         521,350         486,312
  Insurance.........................................      349,820         379,675         368,962
  Other.............................................    1,849,046       2,487,543       1,893,177
                                                      -----------     -----------     -----------
          Total.....................................   21,013,967      20,007,226      19,320,597
                                                      -----------     -----------     -----------
Operating income....................................    9,280,892       9,451,753       9,152,896
Interest and other financing costs, net (Note 5)....   (3,170,785)     (3,804,265)     (3,656,271)
                                                      -----------     -----------     -----------
Net income..........................................  $ 6,110,107     $ 5,647,488     $ 5,496,625
                                                      ===========     ===========     ===========

                            See accompanying notes.

                       PENOBSCOT ENERGY RECOVERY COMPANY
                            (A LIMITED PARTNERSHIP)

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                     GENERAL PARTNERS           LIMITED PARTNERS                  TOTAL
                                  -----------------------   -------------------------   -------------------------
                                                RETAINED                   RETAINED                    RETAINED
                                  CONTRIBUTED   EARNINGS    CONTRIBUTED    EARNINGS     CONTRIBUTED    EARNINGS
                                    CAPITAL     (DEFICIT)     CAPITAL      (DEFICIT)      CAPITAL      (DEFICIT)
                                  -----------   ---------   -----------   -----------   -----------   -----------
Balance, January 1, 1994........  $ 3,016,552   $(876,721)  $27,148,974   $(7,890,494)  $30,165,526   $(8,767,215)
  Capital distributions.........                                (58,481)                    (58,481)           --
  Net income....................                  549,663                   4,946,962            --     5,496,625
                                   ----------   ---------   -----------   -----------   -----------   -----------
Balance, December 31, 1994......    3,016,552    (327,058)   27,090,493    (2,943,532)   30,107,045    (3,270,590)
  Capital distributions.........     (109,107)               (4,058,460)                 (4,167,567)           --
  Net income....................                  564,749                   5,082,739            --     5,647,488
                                   ----------   ---------   -----------   -----------   -----------   -----------
Balance, December 31, 1995......    2,907,445     237,691    23,032,033     2,139,207    25,939,478     2,376,898
  Distributions.................     (192,663)               (2,141,380)                 (2,334,043)
  Net income....................                  611,011                   5,499,096                   6,110,107
                                   ----------   ---------   -----------   -----------   -----------   -----------
Balance, December 31, 1996......  $ 2,714,782   $ 848,702   $20,890,653   $ 7,638,303   $23,605,435   $ 8,487,005
                                   ==========   =========   ===========   ===========   ===========   ===========

                            See accompanying notes.

                       PENOBSCOT ENERGY RECOVERY COMPANY
                            (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                      -------------------------------------------
                                                         1996            1995            1994
                                                      -----------     -----------     -----------
OPERATING ACTIVITIES
Net income..........................................  $ 6,110,107     $ 5,647,488     $ 5,496,625
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization.....................    4,085,410       4,208,161       4,212,193
  Changes in asset and liability accounts:
     Increasing (decreasing) cash:
     Accounts receivable............................     (728,762)         52,943         (62,621)
     Prepaid expenses and other assets..............      (91,028)       (141,673)         61,376
     Accounts payable...............................      327,269         (50,312)       (263,237)
     Accrued expenses and other liabilities.........   (1,009,989)        716,787         853,632
     Management and development fees payable........     (199,704)       (105,726)     (1,609,391)
                                                      ------------    -----------     ------------
Net cash provided by operating activities...........    8,493,303      10,327,668       8,688,577

INVESTING ACTIVITIES
Additions to property, plant and equipment..........   (1,191,890)     (1,171,925)     (1,799,623)
Net change in restricted funds......................     (117,803)       (384,211)        526,827
Proceeds from sale of property, plant and
  equipment.........................................       25,000
                                                      ------------    -----------     ------------
Net cash used in investing activities...............   (1,284,693)     (1,556,136)     (1,272,796)

FINANCING ACTIVITIES
Payment of bond principal...........................   (5,900,000)     (4,900,000)     (3,800,000)
Distributions.......................................   (2,334,043)     (4,167,567)        (58,481)
                                                      ------------    -----------     ------------
Net cash used in financing activities...............   (8,234,043)     (9,067,567)     (3,858,481)
                                                      ------------    -----------     ------------
(Decrease) increase in cash and cash equivalents....   (1,025,433)       (296,035)      3,557,300
Cash and cash equivalents at beginning of year......    6,465,266       6,761,301       3,204,001
                                                      ------------    -----------     ------------
Cash and cash equivalents at end of year............  $ 5,439,833     $ 6,465,266     $ 6,761,301
                                                      ============    ===========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid.......................................  $ 2,425,761     $ 2,980,420     $ 2,224,872
                                                      ============    ===========     ============

                            See accompanying notes.

                       PENOBSCOT ENERGY RECOVERY COMPANY
                            (A LIMITED PARTNERSHIP)

                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995

1. ORGANIZATION AND DESCRIPTION OF OPERATIONS

     Penobscot Energy Recovery Company ("PERC") is a limited partnership formed on December 28, 1983 and organized to design, construct, operate, own and manage a facility located in Orrington, Maine for the conversion of solid waste and supplemental fuel to electric power (the "Project"). Certain contractual agreements relating to this facility have been entered into, including agreements with respect to the supply of solid waste, the sale of electric power, and operation and maintenance of the facility.

     PERC Management Company ("PMC"), which is ultimately owned by KTI, Inc. ("KTI"), and Energy National, Inc. ("ENI") are general partners. ENI and another entity are limited partners. The ownership interests of the partners are as follows:

                                                                     OWNERSHIP INTERESTS
                                                                    ---------------------
                                                                    GENERAL      LIMITED
                                                                    PARTNERS     PARTNERS
                                                                    --------     --------
        PMC.......................................................      7%
        ENI.......................................................      3         25.7%
        Other limited partner.....................................                 64.3
                                                                      ---        ---- -
                                                                       10%        90.0%
                                                                      ===         =====

     Profits and losses are to be allocated 10% to the general partners and 90% to the limited partners until such time that the return on equity, as defined in the Partnership Agreement, of the limited partners exceeds their aggregate capital contributions. Commencing on that date and continuing through the remaining term of the Partnership, such allocations, including gains and losses upon net sale or refinancing, shall be 40% to the general partners and 60% to the limited partners.

     According to the Partnership agreement, the Partnership has a limited life extending to December 31, 2018, unless further extended by a vote of all of the partners.

     The Project is subject to the provisions of various federal and state energy laws and regulations including the Public Utility Regulatory Policies Act of 1978, as amended. In addition, federal, state and local environmental laws establish standards governing certain aspects of the Project's operations. The Company believes it has all permits, licenses and approvals necessary to operate the facility.

2. SIGNIFICANT ACCOUNTING POLICIES

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost, less accumulated depreciation. All costs incurred for additions and improvements to the facility, including interest during construction, are capitalized.

     Depreciation is provided on the straight-line method over estimated useful lives.

  Deferred Costs

     Costs incurred by PERC in connection with permanent financings have been deferred and are being amortized over the life of the related debt issues using the interest method.

     During 1991, PERC finalized negotiations with municipalities and entered into new long-term waste handling agreements which resulted in higher waste handling fees. Costs associated with the renegotiation were deferred and amortized over 60 months which represented the minimum period covered by the new agreements.

                       PENOBSCOT ENERGY RECOVERY COMPANY
                            (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

  Restricted Funds

     Restricted funds consist of cash and cash equivalents held in trust which are available for debt service, certain capital improvements and repairs and maintenance.

  Revenues

     Electric power revenues are earned from the sale of electricity to Bangor Hydro-Electric Company ("BHE"), a utility serving a portion of the State of Maine, under a Power Purchase Agreement (the "Agreement"). Revenue is recorded at the contract rate specified in the Agreement as the electricity is delivered.

     Waste processing revenues consist principally of fees charged to customers for waste disposal. Substantially all waste processing revenues are earned from customers located in a geographic region proximate to the facility. Revenue is generally recorded upon delivery based on rates specified in the applicable long-term contracts. Certain of these contract rates are adjusted quarterly based on actual costs incurred in the prior quarter.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

  Income Taxes

     There is no provision in the financial statements for income taxes as the income or loss is included in the income tax returns of the partners.

  Statements of Cash Flows

     For purposes of the statements of cash flows, PERC considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

  Fair Values of Financial Instruments

     The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

        Cash, cash equivalents and restricted funds

          The carrying amounts reported in the balance sheet for cash, cash equivalents and restricted funds approximate their fair value.

        Bonds payable

          The carrying amount of the Company's borrowings under its bonds payable approximates their fair value.

                       PENOBSCOT ENERGY RECOVERY COMPANY
                            (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

                                                              1996             1995
                                                          ------------     ------------
        Machinery and equipment.........................  $ 66,727,285     $ 66,191,892
        Buildings and site improvements.................    30,426,327       30,098,486
        Furniture and fixtures..........................       799,576          787,609
        Parts and supplies..............................     2,041,659        1,783,380
        Land............................................       322,783          322,783
                                                          ------------     ------------
        Total...........................................   100,317,630       99,184,150
        Less accumulated depreciation...................   (28,996,335)     (25,330,907)
                                                          ------------     ------------
        Property, plant and equipment, net..............  $ 71,321,295     $ 73,853,243
                                                          ============     ============

4. FINANCING TRANSACTIONS

     On May 22, 1986, the Town of Orrington, on behalf of PERC, issued $50,400,000 of Floating Rate Demand Resource Recovery Revenue Bonds to finance the Project. Commencing May 1, 1988, the bonds became variable rate obligations based on rates for certain tax-exempt obligations, as determined weekly by the remarketing agent for the bonds (4.125% and 5.875% at December 31, 1996 and 1995, respectively).

     Additionally, on December 3, 1986, the Town of Orrington, on behalf of PERC, issued $30,600,000 of Floating Rate Demand Resource Recovery Revenue Bonds to supplement the previous financing of the Project. These bonds also bear interest based on rates for certain tax-exempt obligations, as determined weekly by the remarketing agent for the bonds (4.25% and 6.125% at December 31, 1996 and 1995, respectively).

     The bonds are subject to mandatory redemption in quarterly installments of varying amounts through November 2003 and are subject to redemption at the option of PERC at the redemption price of 100% of the principal amount thereof plus accrued interest.

     Aggregate principal maturities for the next five years and thereafter are as follows:

        1997............................................................  $ 4,800,000
        1998............................................................    6,200,000
        1999............................................................    7,000,000
        2000............................................................    7,800,000
        2001............................................................    8,800,000
        Thereafter......................................................   18,900,000
                                                                          -----------
        Total...........................................................  $53,500,000
                                                                          ===========

     The bonds are fully secured by irrevocable letters of credit from a group of banks. The bonds and letter of credit are collateralized by liens on substantially all of PERC's assets and contain certain restrictive covenants which require, among other things, maintenance of working capital, as defined, and restrict PERC's ability to incur additional indebtedness, make loans and acquire investments. If necessary, the limited partners are obligated to fund up to $5,000,000 to reimburse any shortfalls in principal and interest payments under the bond and related letter of credit agreements.

                       PENOBSCOT ENERGY RECOVERY COMPANY
                            (A LIMITED PARTNERSHIP)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. INTEREST AND OTHER FINANCING COSTS -- NET

     Interest and other financing costs for the years ended December 31, 1996, 1995 and 1994 consist of:

                                                        1996         1995         1994
                                                     ----------   ----------   ----------
        Interest expense...........................  $2,262,680   $2,963,143   $2,433,048
        Letter of credit fees......................     976,982    1,075,143    1,148,917
        Amortization of deferred bond financing
          costs....................................     351,252      376,894      398,720
        Remarketing and bank fees..................     288,436      153,904      180,528
        Interest income............................    (708,565)    (764,819)    (504,942)
                                                     ----------   ----------   ----------
        Interest and other financing
          costs -- net.............................  $3,170,785   $3,804,265   $3,656,271
                                                     ==========   ==========   ==========

6. RELATED PARTY TRANSACTIONS

     PERC incurred management fees payable to the general partners of $595,408, $580,668, and $565,165 in 1996, 1995 and 1994, respectively, in accordance with the Partnership Agreement. PERC purchases a portion of its supplemental fuel (wood chips) from KTI BioFuels, L.P., an affiliate of PMC. During 1996, 1995 and 1994, these purchases totalled approximately $279,700, $153,600 and $148,546, respectively. Accounts payable includes $21,070 and $8,748 due to KTI BioFuels, L.P. at December 31, 1996 and 1995, respectively.

     Effective May 1, 1989, PERC entered into an Operation and Maintenance Agreement with ESOCO Orrington, Inc., an affiliate of ENI. For the years ended December 31, 1996, 1995 and 1994, PERC paid operating and maintenance fees to ESOCO of approximately $4,500,000, $4,400,000 and $4,200,000, respectively, plus additional approved pass through operating costs. The amounts payable as of December 31, 1996 and 1995 were $346,359 and $349,031, respectively.

     PERC had waste processing revenue of approximately $615,546, $603,820 and $564,942 from Orrington Waste Ltd. (a limited partnership including certain general and limited partners of PERC) (OWL) in 1996, 1995 and 1994, respectively. OWL and PERC have a long-term put-pay agreement under which OWL pays waste disposal fees to PERC equivalent to those charged to other municipalities. Included in accounts receivable at December 31, 1996 and 1995 is approximately $60,160 and $87,296, respectively, related to the waste processing revenue recognized.

7. WASTE HANDLING AGREEMENTS

     Certain of PERC's long-term, put-pay contracts with municipalities for disposal of solid waste contain provisions which, at the date the bonds are fully paid, allow the municipalities to purchase the facility or terminate or extend the contracts.

     Certain of the long-term, put-pay contracts with municipalities contain provisions which allow the municipalities to receive a portion of PERC's annual cash flows, as defined. Based on PERC's cash flows, as defined, approximately $619,000, $1,418,000 and $440,000 was payable to these municipalities for 1996, 1995 and 1994, respectively. These amounts are included in other expenses.

                                                                     SCHEDULE II

                           KTI, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             COLUMN A                 COLUMN B             COLUMN C               COLUMN D        COLUMN E
----------------------------------    ---------     -------------------------    ------------     ----------
                                                           ADDITIONS
                                                   -------------------------
                                                                 CHARGED TO
                                     BALANCE AT    CHARGED TO      OTHER                          BALANCE AT
                                     BEGINNING     COSTS AND     ACCOUNTS --    DEDUCTIONS --       END OF
           DESCRIPTION               OF PERIOD      EXPENSES      DESCRIBE        DESCRIBE          PERIOD
----------------------------------   ----------    ----------    -----------    -------------     ----------
YEAR ENDED DECEMBER 31, 1996
Deducted from assets accounts:
Allowance for doubtful accounts...   $  480,662       23,632                      $ 212,355(1)     $ 291,939

YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:
Allowance for doubtful accounts...      156,912      323,750                                         480,662

YEAR ENDED DECEMBER 31, 1994
Deducted from asset accounts:
Allowance for doubtful accounts...      105,577       51,335                                         156,912
Allowance for notes receivable --
  officers/shareholders and
  affiliates......................    1,097,065                                     618,941(1)             0
                                                                                    478,124(1)

---------------
(1) Uncollectible accounts written off, net of recoveries.