Form 10-Q
period 1997-03-31
KTI INC
filed 1997-05-15
CIK 931581

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

For the quarterly period ended         March 31, 1997


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

    Common Stock, No Par Value         6,907,262 Shares as of May 12, 1997

                                TABLE OF CONTENTS



Item Number and Caption                                              Page Number
-----------------------                                              -----------

PART I

Item 1.  Financial Statements                                                  2
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                 9


PART II


Item 1.  Legal Proceedings                                                    12
Item 2.  Changes in Securities                                                12
Item 3.  Defaults Upon Senior Securities                                      12
Item 4.  Submission of Matters to a Vote of Security Holders                  12
Item 5.  Other Information                                                    12
Item 6.  Exhibits and Reports on Form 8K                                      12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                    KTI, INC.
                                            CONSOLIDATED BALANCE SHEET

                                                                             MARCH 31,            DECEMBER 31,
                                                                               1997                   1996
                                                                        --------------------  ---------------------
                                  ASSETS
Current Assets
     Cash and cash equivalents                                          $         2,914,087     $        5,227,381
     Restricted funds - current portion                                           6,200,392              5,163,965
     Accounts receivable, net of allowances of
        $295,844 and $291,939                                                     4,675,423              4,080,503
     Management fees receivable - current portion                                   566,634                566,634
     Consumables and spare parts                                                  2,810,575              2,100,311
     Notes receivable--officers/shareholders and affiliates - current               263,204                 57,629
     Other receivables                                                              347,487                398,320
     Other current assets                                                         1,260,223                480,034
                                                                        --------------------  ---------------------
        Total current assets                                                     19,038,025             18,074,777

Restricted funds                                                                  2,863,168              2,903,761
Management fees receivable--affiliates                                            2,269,672              2,175,203
Notes receivable - officers/shareholders and affiliates                                   -                212,835
Other receivables                                                                   463,406                711,783
Investment in PERC                                                                3,826,480              3,792,429
Deferred costs, net of accumulated amortization
     of $234,080 and $208,096.                                                    1,141,400              1,020,120
Goodwill and other intangibles, net of accumulated amortization
     of $340,699 and $297,941.                                                    2,136,708              2,179,466
Deferred project development costs                                                1,039,027                909,998
Other assets                                                                        215,989                238,893
Property, equipment and leasehold improvements, net of
     accumulated depreciation of $13,805,436 and $12,671,949                     90,764,297             90,855,366

                                                                        --------------------  ---------------------

     Total assets                                                        $      123,758,172   $        123,074,631
                                                                        ====================  =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                     $       2,972,732   $          2,371,430
     Accrued expenses                                                             1,860,887              1,829,959
     Current portion of long-term debt                                            3,864,105              4,123,840
     Income taxes payable                                                           200,000                200,000
     Other current liabilities                                                      416,135                465,585
                                                                        --------------------  ---------------------
        Total current liabilities                                                 9,313,859              8,990,814

Other liabilities                                                                 1,308,382              1,308,199
Long-term debt, less current portion                                             34,287,467             34,949,148

Minority interest                                                                11,226,982             10,871,852
Deferred revenue                                                                 40,312,500             41,250,000

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized,
      no shares issued or outstanding
Common stock, no par value (stated value $.01 per share);
      authorized 13,333,333; issued and outstanding
     6,879,399 at March 31, 1997 and 6,836,766 at December 31, 1996                  68,794                68,368
Additional paid-in capital                                                       38,821,036            38,575,892
Accumulated (deficit)                                                           (11,580,848)          (12,939,642)
                                                                        --------------------  ---------------------
Total stockholders' equity                                                       27,308,982            25,704,618
                                                                        --------------------  ---------------------

     Total liabilities and stockholders' equity                          $      123,758,172   $       123,074,631
                                                                        ====================  =====================

     See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                                      Three months ended March 31,
                                                      1997                   1996
                                                  -----------            -----------
                                                              (Unaudited)
Revenues:
   Electric power revenues                        $ 5,476,510            $ 7,401,470
   Waste processing revenues                        3,996,037              2,090,460
   Other materials handling revenues                2,293,578                715,787
                                                  -----------            -----------
   Total revenues                                  11,766,125             10,207,717
                                                  -----------            -----------

Costs and expenses:
   Electric power and waste processing
       operating costs                              8,742,512              6,487,045
   Selling, general and administrative                890,804                859,386
   Interest - net                                     474,872              2,032,103
                                                  -----------            -----------
   Total costs and expenses                        10,108,188              9,378,534

Equity in net income of PERC                           55,987                 25,572
                                                  -----------            -----------

Income from continuing operations
    before minority interest                        1,713,924                854,755
Minority interest                                     355,130                831,253
                                                  -----------            -----------

   Income from continuing operations                 1,358,794                 23,502
   Loss from discontinued operations                       --                  1,372
                                                  -----------            -----------

   Net income                                     $ 1,358,794            $    22,130
                                                  ===========            ===========

Earnings per common share and
   common share equivalent:                       $       .19            $      0.00
                                                  ===========            ===========
Weighted average number of common shares and
   common share equivalents outstanding             7,138,448              5,938,682
                                                  ===========            ===========

See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Three months ended March 31,
                                                                           1997                   1996
                                                                       -----------             -----------
                                                                                   (Unaudited)

OPERATING ACTIVITIES                                                   $ 1,358,794             $    22,130

Net income
Adjustments to reconcile net income to net cash
  (used in) provided by operating  activities:
   Depreciation and amortization                                         1,202,229               1,833,962
   Minority interest                                                       355,130                 831,253
   Amortization of deferred revenue                                       (937,500)                     --
   Provision for losses on accounts receivable                               3,905                   2,729
   Interest accrued and capitalized on debt                                428,687                 183,892
   Equity in net income of PERC, net of distributions                      (55,987)                (25,572)
   (Gain) loss on sale of assets                                              (547)                 19,290
   Changes in operating assets and liabilities
             Increasing (decreasing) cash:
      Accounts receivable                                                 (598,825)                394,898
      Management fees receivable                                           (94,469)               (117,022)
      Other receivables                                                    299,210                  65,407
      Consumables and spare parts                                         (710,264)                     --
      Other assets                                                        (757,285)             (2,119,326)
      Accounts payable                                                     601,302               1,060,832
      Accrued expenses                                                      30,928                (303,801)
      Other liabilities                                                    (49,267)                 87,478
                                                                       -----------             -----------
Net cash provided by operating activities                                  928,777               1,564,139

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements             (1,049,371)             (1,702,912)
Proceeds from sale of assets                                                 7,500                  42,500
Increase in restricted cash and cash equivalents                          (995,834)               (741,619)
Deferred project costs                                                    (129,029)                     --
Notes receivable--officers/shareholders and affiliates                       7,260                  95,548
                                                                       -----------             -----------
Net cash (used in) provided by investing activities                     (2,159,474)             (2,306,483)

FINANCING ACTIVITIES
Proceeds from issuance of debt                                             423,795               1,034,314
Deferred financing costs                                                  (147,264)               (372,011)
Proceeds from sale of common stock                                         245,570                   7,648
Principal payments on debt                                              (1,751,962)               (340,301)
                                                                       -----------             -----------
Net cash provided by (used in) financing activities                     (1,082,597)                701,661
                                                                       -----------             -----------
Increase (decrease) in cash and cash equivalents                        (2,313,294)                (40,683)
Cash and cash equivalents at beginning of period                         5,227,381               6,454,558
                                                                       -----------             -----------
Cash and cash equivalents at end of period                             $ 2,914,087             $ 6,413,875
                                                                       ===========             ===========
            -Continued-

                                    KTI, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                      $     318,006    $     2,093,724
                                                                      ================== ==================

       NON CASH INVESTING AND FINANCING ACTIVITIES                                    -    $       500,000
       Conversion of debt to equity

See accompanying notes.

                                                             KTI, INC.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                     COMMON STOCK                 ADDITIONAL
                                               -------------------------           PAID-IN          ACCUMULATED
                                               SHARES             AMOUNT           CAPITAL            DEFICIT              TOTAL
                                               ------             ------           -------            -------              -----

Balance at December 31, 1995                   5,946,973        $   59,470       $33,427,091       $(26,605,994)       $ 6,880,567
   Net income                                                                                       13,666,352          13,666,352
   Issuance of common stock
      under exercise of stock options             55,346               553           280,107                               280,660
   Issuance of common stock
      from exercise of warrants                   41,183               412           225,114                               225,526
   Issuance of common stock
      upon conversion of debt                    725,015             7,250         4,044,697                             4,051,947
   Issuance of stock purchase warrants                                               143,738                               143,738
   Issuance of common stock
      in connection with
      business combination                        68,249               683           455,145                               455,828
                                              ----------        ----------       -----------       ------------        -----------

   Balance at December 31, 1996                6,836,766        $   68,368       $38,575,892       $(12,939,642)       $25,704,618

   Net Income                                                                                       1,358,794          1,358,794
   Issuance of common stock
    from exercise of stock warrants             42,633               426          245,144                                245,570
                                              ----------        ----------       -----------       ------------        -----------

   Balance at March 31, 1997                6,879,399        $   68,794       $38,821,036       $(11,580,848)       $27,308,982
                                              ==========        ==========       ===========       ============        ===========

See accompanying notes.

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1996

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain 1996 financial information contained herein has been reclassified to conform with the 1997 presentation.



2.  EARNINGS PER SHARE

         Earnings per share have been computed based on the weighted average number of shares outstanding as well as the dilutive effect of outstanding options and warrants during the periods presented.



3.  INFORMATION REGARDING PENOBSCOT ENERGY RECOVERY COMPANY

         The following financial information of Penobscot Energy Recovery Company is provided in accordance with Article 10.01(b)(1) of Regulation S-X:

                                                  THREE MONTHS ENDED MARCH 31,
                                                       1997           1996

Revenues                                            $6,664,819      $6,877,317
Operating expenses                                   4,018,932       4,100,031
Net income                                             956,058         581,902

4.  DEBT AND ACCRUED INTEREST

The Company's debt consists of the following:

                                                                            MARCH 31,          DECEMBER 31,
                                                                           --------------------------------
                                                                               1997                 1996
                                                                           -----------          -----------
      8% convertible subordinated note payable                             $ 5,000,000          $ 5,000,000
      12% term note payable to bank                                            607,448            1,657,448
      10% note payable to Energy National, Inc.                              1,353,479            1,353,479
      $1,000,000 bank line of credit at bank prime rate plus .25%              914,904              589,904
      $300,000 bank line of credit at bank prime rate plus 1.5%                     --              220,000
      9.94% secured term notes payable                                         649,931              780,357
      Notes payable to limited partners of Maine Energy                        374,324              490,063
      8.63% secured term note payable                                          383,819              400,000
      9.9% secured term notes payable to GE Capital                            139,469              190,368
      10.13% secured term notes payable                                        160,955              179,997
      Note payable to former shareholder                                       112,330              127,137
      Other                                                                     72,177              108,250
                                                                           -----------          -----------
                                                                             9,768,836           11,097,003

Resource Recovery Revenue Bonds Payable                                     13,400,000           13,400,000
12% Subordinated Notes Payable to Maine Energy Limited Partners             14,982,736           14,575,985
                                                                           -----------          -----------
                                                                            38,151,572           39,072,988
      Less current portion                                                   3,864,105            4,123,840
                                                                           -----------          -----------
                                                                           $34,287,467          $34,949,148
                                                                           ===========          ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

         Electric power revenues decreased $1,925,000 or 26% for the quarter compared to the same period in 1996. The decrease results from a 4.4% decrease in electric power produced at Maine Energy and a 54.6% decrease in the contract rate paid per kilowatt hour. The contract rate reduction is a result of the Maine Energy restructured PPA contract with Central Maine Power Company which closed May 3, 1996. These decreases were partially offset by amortization of $937,500 of the deferred revenue and electric power revenues from Timber Energy of $1,344,000 which was acquired on November 22, 1996.

         Revenues from waste processing increased $1,906,000 or 91.2% compared to the 1996 quarter. The increase resulted from a 136.2% increase in tons of specialty waste processed which increased revenue by $106,000, SEMCO revenues of $145,000 from 4,947 tons brokered into PERC, AAR of Tennessee revenues of $635,000 from 20,256 tons of ash processed and $995,000 of revenues from tipping and processing fees at Timber Energy. Specialties Environmental Management Company, LLC ("SEMCO"), American Ash Recycling of Tennessee, Ltd. ("AAR of Tennessee") and Timber Energy were all acquired or formed after the first quarter of 1996.

         Other materials handling revenues increased $1,553,000 or 216.9% for the quarter ended March 31, 1997, compared to the 1996 quarter. The increase in the quarter resulted principally from an increase in revenues at KTI Bio Fuels of $416,000 or 152.7% and Manner Resins, Inc.'s sales of recyclable plastics of $1,273,000. KTI Bio Fuels was shutdown for four weeks during the 1996 quarter as the result of deminished supply of woodwaste and severe weather conditions. Manner Resins was acquired on November 24, 1996. These increases were offset by the reduction of revenues at KTI Transportation as the number of vehicles leased has been reduced.


COSTS AND EXPENSES

         Electric power and waste handling operating costs increased by $2,255,000 or 34.8% for the quarter ended March 31,1997 compared to the 1996 quarter. The increase in 1997 results principally from the newly acquired entities of Timber Energy, Manner Resins and AAR of Tennessee which had operating costs of $1,672,000, $1,235,000 and $432,000, respectively for the first quarter of 1997. Also, KTI BioFuels increased operating costs by $248,000 or 70% due to the increased production at the site. These increases were offset by a decrease in operating costs at Maine Energy of $1,350,000 due to the new operating strategy focusing on reducing marginal production (4.4% decrease in power this quarter) under the restructured Central Maine PPA. The marginal production at Maine Energy is the most expensive power to produce.

         Selling, general and administrative expenses increased by $31,000 or 3.6% for the quarter ended March 31, 1997 compared to the 1996 quarter principally as result of increases in overhead items related to the acquisitions of AAR of Tennessee, Manner Resins and Timber Energy.


INTEREST

         Interest expense decreased $1,557,000 or 76.6% principally because of the retirement of $64,500,000 of the Maine Energy bonds and related letter of credit, and a decrease in subordinated debt of $29,500,000 in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company and receives cash flow from its subsidiaries. Receipt of cash flow from its affiliate PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding balance of $14,982,736 of Subordinated Notes Payable as of March 31, 1997 before partners cash distributions can begin. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy and PERC and liquidity and capital resources of each of Maine Energy and PERC independently.

  THE COMPANY

         Through March 31, 1997, the Company has accumulated management fees receivable from PERC in the amount of $2,374,000. These fees are payable by PERC only out of cash flow after all current operating costs and debt service payments of the project. PERC has significant restrictions on the amount of cash flow that can be distributed to the Company. Also, management fees are only paid annually and only if the partnership meets certain operating results set forth in its loan documents.

         The Company has pledged to ENI, the other general partner of PERC, a portion of the Company's share of PERC management fees as a means of repaying a $1,693,000 advance ENI made on the Company's behalf to PERC to cover the Company's additional partnership capital requirement in 1989. While no assurance can be given, based upon current conditions, management of the Company expects annual management fees to be received on a current basis and accrued management fees from prior years to be paid from PERC's distributable cash flow as the project continues its recent trend of distribution of cash to its partners. The future operating results of PERC will determine the exact term over which the accrued management fees will be received by the Company. As of March 31, 1997 the Company owed ENI $1,353,479. During 1996, the Company received $691,442 in current and accrued management fees on account of 1995 operations of which $298,311 was paid to ENI. The Company also received cash from PERC during May, 1997 on account of 1996 operations of $686,363 of which $389,381 was paid to ENI.

         Since February 28, 1991, the Company has been receiving operating and management fees from Maine Energy on a current basis. During 1996 the Company received $548,080 for operating and management fees from Maine Energy on account of 1996 operations. The Company also received $857,534 for accrued management fees through February 28, 1990. For the first quarter 1997, the Company received $145,000 for operating and management fees from Maine Energy.

         The Company has financed its operations and capital expenditures primarily from cash flow from its subsidiaries which are not contractually restricted from making distributions, collateralized equipment financing, unsecured subordinated debt, drawings under its lines of credit and proceeds from the sale of the Company's common stock.

         The Company and its subsidiaries, other than Maine Energy and PERC, at March 31, 1997 had indebtedness maturing in the next year of $3,864,000. During the first quarter of 1997, the Company, other than Maine Energy and PERC, incurred additional debt of approximately $424,000, primarily as a result of drawings under its lines of credit and retired approximately $1,752,000 of debt.

         As of March 31, 1997, the Company had cash on hand without regard to Maine Energy and PERC of approximately $1,319,000 and $385,000 available in lines of credit from a bank. Management of the Company believes that cash flow from its subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed, although no assurance can be given in this regard.


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

         As of March 31, 1997, in addition to Maine Energy's operating cash of $1,595,000, Maine Energy, as required under the terms of the credit agreement with its letter of credit, has on account an additional $3,473,000 of reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

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

         At March 31, 1997, PERC had outstanding tax-exempt, variable rate revenue bonds backed by bank letters of credit in the aggregate amounts of $52,300,000. The variable interest rate on the Orrington Bonds at March 31, 1997 was 3.5%. The bonds are payable pursuant to a schedule through May 2003. During the first quarter of 1997 PERC made principal payments to bondholders of $1,200,000.

         As of March 31, 1997, in addition to PERC's operating cash of $6,297,000, PERC, as required under the terms of the credit agreement with its letter of credit banks and the trust indenture governing the Orrington Bonds, had on account an additional $7,879,000 of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

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

     A lawsuit has been filed by David G. Stauffacher against Gerald L. Kuhr, and others, including the Company and Ross Pirasteh, a Director, Office and shareholder of the Company, alleging that Mr. Stauffacher purchased 400,000 shares of Company Stock on February 27, 1995 from Mr. Kuhr. Mr. Stauffacher further alleges that Mr. Kuhr failed to disclose that an agreement with KTI and Mr. Pirasteh whereby Mr. Kuhr lost the ownership of said stock prior to the date of such purchase. The plaintiff requests a judgment jointly and severally against the defendants, including KTI for $1,500,000 or alternately, for 400,000 shares of KTI stock. KTI has meritorious defenses against this claim and has retained counsel to defend the matter.

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

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      KTI, Inc.
                                      (Registrant)




                                      By:  /s/ Nicholas Menonna, Jr.
                                           -----------------------------------
                                           Name:   Nicholas Menonna, Jr.
                                           Title:  Chairman of the Board and
                                                   Chief Executive Officer



                                      By:  /s/ Martin J. Sergi
                                           -----------------------------------
                                            Name:  Martin J. Sergi
                                            Title: President and Chief
                                                   Financial Officer
                                                   (Principal Accounting
                                                   Officer)



Date: May 12, 1997