Form 10-Q
period 1997-06-30
KTI INC
filed 1997-08-14
CIK 931581

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

For the quarterly period ended June 30, 1997


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

   Common Stock, No Par Value          6,920,799 Shares as of August 12, 1997

                                TABLE OF CONTENTS




Item Number and Caption                                                             Page Number
-----------------------                                                             -----------
PART I

Item 1.  Financial Statements                                                                 2
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                     10


PART II


Item 1.  Legal Proceedings                                                                   14
Item 2.  Changes in Securities                                                               14
Item 3.  Defaults Upon Senior Securities                                                     14
Item 4.  Submission of Matters to a Vote of Security Holders                                 14
Item 5.  Other Information                                                                   14
Item 6.  Exhibits and Reports on Form 8K                                                     15

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEET

                                                                                 JUNE 30,              DECEMBER 31,
                                                                                   1997                    1996
                                                                              -------------------------------------
                    ASSETS                                                     (Unaudited)
Current Assets
    Cash and cash equivalents                                                 $   3,179,148           $   5,227,381
    Restricted funds - current portion                                            4,693,649               5,163,965
    Accounts receivable, net of allowances of
      $204,105 and $291,938                                                       5,823,992               4,080,503
    Management fees receivable - current portion                                    625,000                 566,634
    Consumables and spare parts                                                   2,733,315               2,100,311
    Notes receivable--officers/shareholders and affiliates - current                426,694                  57,629
    Other receivables - current portion                                             386,327                 398,320
    Other current assets                                                            514,698                 480,034
                                                                              -------------------------------------
      Total current assets                                                       18,382,823              18,074,777

Restricted funds                                                                  4,369,214               2,903,761
Management fees receivable -- affiliates                                          1,747,106               2,175,203
Notes receivable - officers/shareholders and affiliates                             264,680                 212,835
Other receivables                                                                   208,959                 711,783
Investment in PERC                                                                3,839,073               3,792,429
Deferred costs, net of accumulated amortization
    of $419,817 and $208,096                                                      2,662,219               1,930,118
Goodwill and other intangibles, net of accumulated amortization
    of $160,915 and $297,941                                                      2,052,426               2,179,466
Other assets                                                                        414,014                 238,893
Property, equipment and leasehold improvements, net of
    accumulated depreciation of $14,331,690 and $12,671,949                      89,922,879              90,855,366
                                                                              -------------------------------------
    Total assets                                                              $ 123,863,393           $ 123,074,631
                                                                              =====================================
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                          $   2,588,517           $   2,371,430
    Accrued expenses                                                              1,316,365               1,829,959
    Current portion of long-term debt                                             2,121,586               4,123,840
    Income taxes payable                                                            200,000                 200,000
    Other current liabilities                                                        50,000                 465,585
                                                                              -------------------------------------
      Total current liabilities                                                   6,276,468               8,990,814

Other liabilities                                                                 1,071,883               1,308,199
Long-term debt, less current portion                                             35,049,885              34,949,148

Minority interest                                                                11,252,673              10,871,852

Deferred income                                                                  38,148,300              41,250,000

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized,
    487,500 zero coupon convertible shares issued and outstanding                 3,750,975
Common stock, no par value (stated value $.01 per share);
    authorized 20,000,000; issued and outstanding
    6,900,799 in 1997 and 6,836,766 in 1996                                          69,008                  68,368
Additional paid-in capital                                                       39,044,769              38,575,892
Accumulated (deficit)                                                           (10,804,568)            (12,939,642)
                                                                              -------------------------------------
Total stockholders' equity                                                       32,064,184              25,704,618
                                                                              -------------------------------------
    Total liabilities and stockholders' equity                                $ 123,863,393           $ 123,074,631
                                                                              =====================================

    See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three months ended                  Six months ended
                                                                      June 30,                           June 30,
                                                           -----------------------------     -----------------------------
                                                               1997             1996             1997             1996
                                                           ------------     ------------     ------------     ------------
Revenues:
    Electric power revenues                                $  5,796,198     $  4,877,252     $ 11,272,708       12,278,722
    Gain on sale of capacity                                                  33,203,252               --       33,203,252
    Waste processing revenues                                 3,145,092        1,917,398        6,298,768        4,007,858
    Other waste handling revenues                             3,369,804        1,758,571        6,505,743        2,474,358
                                                           ------------     ------------     ------------     ------------
    Total revenues                                           12,311,094       41,756,473       24,077,219       51,964,190
                                                           ------------     ------------     ------------     ------------
Costs and expenses:
    Electric power and waste processing operating costs      10,107,290        8,847,139       18,849,803       15,334,184
    Selling, general and administrative                         964,611        1,168,331        1,855,415        2,027,717
    Interest - net                                              599,442        1,218,649        1,074,314        3,257,169
                                                           ------------     ------------     ------------     ------------
    Total costs and expenses                                 11,671,343       11,234,119       21,779,532       20,619,070

Equity in net income of PERC                                    162,221          107,222          218,208          132,794
                                                           ------------     ------------     ------------     ------------
Income from continuing operations
    before minority interest and extraordinary item             801,972       30,629,576        2,515,895       31,477,914

    Minority interest                                           (25,691)     (16,570,318)        (380,821)     (17,401,571)
                                                           ------------     ------------     ------------     ------------
Income from continuing operations
    before extraordinary item                                   776,281       14,059,258        2,135,074       14,076,343
Discontinued operations
    Income (loss) from operations
      of computer services                                           --         (223,181)              --         (218,166)
                                                           ------------     ------------     ------------     ------------

Income before extraordinary item                                776,281       13,836,077        2,135,074       13,858,177
    Extraordinary item - loss on early
      extinguishment of debt, net of minority interest               --       (2,247,377)              --       (2,247,377)
                                                           ------------     ------------     ------------     ------------
Net income                                                 $    776,281     $ 11,588,700     $  2,135,074     $ 11,610,800
                                                           ============     ============     ============     ============

Earnings (loss) per common share and
    common share equivalent
    Income (loss) from continuing operations               $        .11     $       2.37     $        .30     $       2.37
    Income (loss) from discontinued operations                                     (0.04)                            (0.04)
                                                           ------------     ------------     ------------     ------------
    Income before extraordinary item                                .11             2.33              .30             2.33

    Extraordinary item                                                             (0.38)                            (0.38)
                                                           ------------     ------------     ------------     ------------
    Net income                                             $        .11     $       1.95     $        .30     $       1.95
                                                           ============     ============     ============     ============

Weighted average number of common shares and
    common share equivalents outstanding                      7,190,818        5,946,800        7,174,969        5,947,200
                                                           ============     ============     ============     ============

    See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     Six months ended June 30,
                                                                       1997             1996
                                                                   ------------     ------------
                                                                   (Unaudited)
OPERATING ACTIVITIES
Net income                                                         $  2,135,074     $ 11,610,800
Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
   Depreciation                                                       1,659,741        3,049,797
   Minority interest                                                    380,821       17,401,571
   Amortization                                                      (2,709,083)        (412,982)
   Provision for losses on accounts receivable              --          150,412
   Interest accrued and capitalized on debt                             833,169           90,988
   Equity in net income of PERC, net of distributions                    46,644            2,070
   Deferred revenue                                                          --       45,000,000
   Extraordinary item, net of minority interest                              --        2,247,377
   Loss (gain) on sale of assets                                           (547)          53,981
   Changes in operating assets and liabilities
       Increasing (decreasing) cash:
    Accounts receivable                                              (1,743,491)       6,825,649
    Consumables and spare parts                                        (633,004)        (242,902)
    Management fees receivable                                          369,731          359,362
    Other receivables                                                   439,817          160,469
    Other assets                                                       (227,484)      (1,024,254)
    Accounts payable                                                    217,087          872,484
    Accrued expenses                                                   (513,594)      (3,111,944)
    Other liabilities                                                  (651,901)         115,912
                                                                   ------------     ------------
Net cash provided by operating activities                              (397,020)      83,148,790

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements            (728,754)      (4,806,134)
Proceeds from sale of assets                                              1,500          130,000
Decrease (increase) in restricted cash and cash equivalents            (995,137)       6,265,383
Purchase of additional partnership interest in Maine Energy                  --       (1,239,867)
Notes receivable--officers/shareholders and affiliates                 (420,910)         109,392
                                                                   ------------     ------------
Net cash provided by (used in) investing activities                  (2,143,301)         458,774

FINANCING ACTIVITIES
Deferred financing costs                                               (997,718)      (1,164,678)
Proceeds from issuance of debt                                       14,133,440        4,124,111
Proceeds from sale of common stock                                      369,517           11,645
Proceeds from sale of preferred stock                                 3,854,975
Principal payments on debt                                          (16,868,126)     (92,270,440)
                                                                   ------------     ------------
Net cash provided by (used in) investing activities                     492,088      (89,299,362)
                                                                   ------------     ------------
Increase (decrease) in cash and cash equivalents                     (2,048,233)      (5,691,798)
Cash and cash equivalents at beginning of period                      5,227,381        6,454,558
                                                                   ------------     ------------
Cash and cash equivalents at end of period                         $  3,179,148     $    762,760
                                                                   ============     ============

                                   -Continued-

                                    KTI, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)






    SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest paid                                              $671,828       $3,307,200
                                                               ========       ==========

    NON-CASH INVESTING AND FINANCING ACTIVITIES
    Conversion of debt to equity                                              $  500,000

    See accompanying notes.

                                    KTI, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    ADDITIONAL
                                     COMMON STOCK           PREFERRED STOCK          PAID IN        ACCUMULATED
                                   SHARES     AMOUNT     SHARES        AMOUNT        CAPITAL          DEFICIT          TOTAL
                                   ------     ------     ------        ------        -------          -------          -----
Balance at December 31, 1994     3,376,617    $33,766         --           $--     $21,330,071    $(25,274,500)    $(3,910,663)
  Net loss                                                                                          (1,331,494)     (1,331,494)
  Issuance of common stock
    from exercise of options        73,980        740                                  256,077                          256,817
  Issuance of common stock in
    connection with business
    combination                  1,801,044     18,010                                8,983,708                        9,001,718
  Issuance of common stock         695,332      6,954                                2,857,235                        2,864,189
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 1995     5,946,973     59,470         --            --      33,427,091     (26,605,994)       6,880,567
  Net income                                                                                        13,666,352       13,666,352
  Issuance of common stock
    from exercise of options        55,346        553                                  280,107                          280,660
  Issuance of common stock
    from exercise of warrants       41,183        412                                  225,114                          225,526
  Issuance of common stock
    upon conversion of debt        725,015      7,250                                4,044,697                        4,051,947
  Issuance of stock purchase
    warrants                                                                           143,738                          143,738
  Issuance of common stock in
    connection with business
    combination                     68,249        683                                  455,145                          455,828
                                 -----------------------------------------------------------------------------------------------
Balance at December 31, 1996     6,836,766     68,368         --            --      38,575,892     (12,939,642)      25,704,618
  Net income                                                                                         2,135,074        2,135,074
  Issuance of preferred stock
    and warrants                                         487,500     3,754,975         100,000                        3,854,975
  Issuance of common stock
    from exercise of options         1,399         14                                    9,647                            9,661
  Issuance of common stock
    from exercise of warrants       62,633        626                                  359,230                          359,856
                                 -----------------------------------------------------------------------------------------------
Balance at June 30, 1997         6,900,798    $69,008    487,500    $3,754,975     $39,044,769    $(10,804,568)     $32,064,184
                                 ===============================================================================================

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997

1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months or six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain 1996 financial information contained herein has been reclassified to conform with the 1997 presentation.



2.  EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share have been computed based on the weighted average number of shares outstanding as well as the dilutive effect of outstanding options and warrants during the periods presented.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for the Company's year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact upon adoption is expected to result in an increase in primary earnings per share for the six months and second quarter ended June 30, 1997 of $.31 and $.11, respectively, and is expected to have no material impact for the six months and quarter ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for all periods presented is not expected to be material.


3.  INFORMATION REGARDING PENOBSCOT ENERGY RECOVERY COMPANY

      The following financial information of Penobscot Energy Recovery Company is provided in accordance with Article 10.01(b)(1) of Regulation S-X:

                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                           1997         1996              1997           1996
Revenues               $8,170,265    $7,839,240       $14,835,084    $14,716,557
Operating expenses      4,047,057     3,844,041         8,065,989      7,944,072
Net income              2,161,202     1,748,343         3,117,260      2,330,245

4.  DEBT

The Company's debt consists of the following:

                                                                            JUNE 30            DECEMBER 31,
                                                                          --------------------------------
                                                                              1997                 1996
                                                                          -----------          -----------
     8% convertible subordinated note payable                             $ 5,000,000          $ 5,000,000
     12% term note payable to bank                                            531,543            1,657,448
     10% note payable to Energy National, Inc.                                964,098            1,353,479
     $1,000,000 bank line of credit at bank prime rate plus .25%                  -0-              589,904
     $300,000 bank line of credit at bank prime rate plus 1.5%                120,000              220,000
     9.94% secured term notes payable                                         603,013              780,357
     Notes payable to limited partners of Maine Energy                            -0-              490,063
     8.63% secured term note payable                                          367,287              400,000
     9.9% secured term notes payable to GE Capital                             87,291              190,368
     10.13% secured term notes payable                                        131,829              179,997
     Note payable to former shareholder                                        97,226              127,137
     Other                                                                    139,017              108,250
                                                                          -----------          -----------
                                                                            8,041,304           11,097,003

Resource Recovery Revenue Bonds                                            13,736,161           13,400,000
12% Subordinated Notes Payable to Maine Energy Limited Partners            15,394,006           14,575,985
                                                                          -----------          -----------
                                                                           37,171,471           39,072,988
     Less current portion                                                   2,121,586            4,123,840
                                                                          ===========          ===========
                                                                          $35,049,885          $34,949,148
                                                                          ===========          ===========


      On June 4, 1997, the prior $13,400,000 of outstanding Resource Recovery Revenue Bonds for Timber Energy together with accrued interest were retired from the proceeds of $13,736,161 of Series 1997A and 1997B Resource Recovery Revenue Bonds.

5. On June 4, 1996, the Company consummated the private placement of 487,500 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") for gross proceeds of $3,900,000. The Series A Preferred is convertible into shares of the Company's common stock, no par value (the "Common Stock"), at a price of $8.00 per share, subject to adjustment, and may be redeemed at $12.00 per share, subject to adjustment. Purchasers of the shares of Series A Preferred also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share.

6.  CONTINGENCIES

      The Company is a defendant in certain lawsuits alleging various claims incurred in the ordinary course of business. Management of the Company does not believe that the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial condition, cash flows, or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

REVENUES

      Electric power revenues increased by $919,000 or 18.8% for the quarter ended June 30, 1997 and decreased by $1,006,000 or 8.2% for the six months ended June 30, 1997. Maine Energy Recovery Company restructured its Power Purchase Agreement ("PPA") on May 3, 1996, which resulted in a contract rate reduction from 16.3(cent) per kilowatt to 7.18(cent) per kilowatt effective that date. Electrical generation at Maine Energy decreased by 1.3% and 2.9% for the quarter and six months ended June 30, 1997, respectively, compared with the same period in 1996. The Maine Energy electric rate effective January 1, 1997 increased to 7.35(cent) per kilowatt. These net decreases were further offset by increased amortization of $1,227,500 and $2,165,000 of the deferred revenue associated with the PPA restructuring and electric power revenues from Timber Energy of $1,179,000 and $2,522,000 for the quarter and six months ended June 30, 1997, respectively. Timber Energy was acquired November 22, 1996.

      Revenues from the gain on sale of capacity for the quarter and six months ended June 30, 1996 were a result of the restructuring of the Maine Energy PPA on May 3, 1996.

      Revenues from waste processing increased $1,228,000 or 64% for the quarter ended June 30, 1997 and by $2,291,000 or 57.2% for the six months ended June 30, 1997 as compared to the same periods in 1996. The increase for the six months ended June 30, 1997 resulted from a 136% increase in specialty waste processed which increased revenue by $114,000; SEMCO revenues of $187,000 from 6,000 tons of waste delivered; and $1,929,000 of revenues from tipping and processing fees at Timber Energy. SEMCO and Timber Energy were formed or acquired after the second quarter of 1996. Maine Energy revenues from waste processing increased $22,000 and $47,000 for the quarter and six months ended June 30, 1997. The increase is principally from a 2,819 and 5,954 increase in tons of waste processed offset by a $1.57 and $1.33 decrease in average tipping fee per ton for the quarter and six months resulting from a reduction in the charter and host communities tipping fees as required upon the retirement of the $64,500,000 in bonds at Maine Energy.

      Other materials handling revenues increased $1,611,000 or 91.6% for the quarter and $4,031,000 or 162.9% for the six months ended June 30, 1997 as compared to the same period for 1996. The increase for the six months ended June 30, 1997 as compared to the same period in 1996 is principally from an increase in revenues at KTI Bio Fuels of $475,000 as a result of improved weather conditions in Maine during the winter months allowing for increased tonnage; an increase of $412,000 in ash recycling revenues resulting from an additional 51,000 tons of ash processed at the Nashville, Tennessee facility; and from revenues generated by Manner Resins of $3,144,000. Manner Resins was acquired on November 24, 1996. AAR of Tennessee was acquired during the second quarter of 1996.

COSTS AND EXPENSES

      Electric power and waste handling operating costs increased by $1,260,000 or 14.2% for the quarter and $3,516,000 or 22.9% for the six months ended June 30, 1997 as compared to the same period in 1996. The increase for the quarter ended June 30, 1997 as compared to the same period in 1996 is principally due to revenues generated by Manner of $1,871,000. The increase for the quarter is largely attributable to the operating costs of the newly acquired entities of Timber Energy and Manner Resins; which had combined operating expenses of $2,731,000 and $5,713,000, respectively, for the six months ended June 30, 1997. These increases were offset by decreases at Maine Energy, where operating costs were decreased by approximately $850,000 for the six months ended June 30, 1997 under the new operating strategy as a result of the restructured PPA with Central Maine Power and depreciation and amortization decreases of $1,256,000 primarily as a result of changes in useful lives at the plant and write off of deferred financing costs as a result of the retirement of the $64,500,000 in bonds.

      Selling, general and administrative expenses decreased by $204,000 or 17.4% for the quarter ended June 30, 1997 and decreased by $172,000 or 8.5% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. The decrease in the quarter and six months are primarily attributable to reductions in corporate staff.

INTEREST AND OTHER ITEMS

      Interest expense decreased $619,200 or 50.8% for the quarter and $2,183,000 or 67.0% for the six months ended June 30, 1997; principally because of the retirement of $64,500,00 of the Maine Energy bonds and related letter of credit, decrease in subordinated debt of $29,500,000 on May 3, 1996, and aggressive debt reduction during the first six months of 1997.

      The decrease in minority interest of $16,545,000 and $17,021,000 for the quarter and six months ended June 30, 1997 as compared to the same period in 1996, principally resulted from the minority interest share of Maine Energy's gain from sale of capacity during 1996.

      Extraordinary item of $2,247,000 for the quarter and six months ended June 30, 1996 resulted from the early retirement of the $64,500,000 Biddeford Bonds at Maine Energy, net of minority interest.

      Equity in the net income of PERC increased by $55,000 or 51.3% and $85,000 or 64% for the quarter and six months ended June 30, 1997 as compared to the same period in 1996 due to increased net income at PERC. The Company's ownership interest in PERC is 7%.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is a holding company and receives cash flow from its subsidiaries. Receipt of cash flow from its affiliate PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Cash flow from Timber Energy is also restricted by covenants under loan agreements. Maine Energy's cash flow is required to retire the remaining outstanding balance of $15,394,000 of subordinated notes payable as of June 30, 1997 before partners cash distributions can begin; however, the Company is not obligated to pay any minimum amounts on such subordinated debt. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and Timber Energy and liquidity and capital resources of each of Maine Energy, PERC and Timber Energy independently.

  THE COMPANY

      Through March 31, 1997, the Company has accumulated management fees receivable from PERC in the amount of $1,935,086. These fees are payable by PERC only out of cash flow after all current operating costs and debt service payments of the project. PERC has significant restrictions on the amount of cash flow that can be distributed to the Company. Also, management fees are only paid annually and only if the partnership meets certain operating results set forth in its loan documents.

      The Company has pledged to ENI, the other general partner of PERC, a portion of the Company's share of PERC management fees as a means of repaying a $1,693,000 advance ENI made on the Company's behalf to PERC to cover the Company's additional partnership capital requirement in 1989. While no assurance can be given, based upon current conditions, management of the Company expects annual management fees to be received on a current basis and accrued management fees from prior years to be paid from PERC's distributable cash flow as the project continues its recent trend of distribution of cash to its partners. The future operating results of PERC will determine the exact term over which the accrued management fees will be received by the Company. During 1996, the Company received $691,442 in current and accrued management fees on account of 1995 operations of which $298,311 was paid to ENI. The Company also received cash from PERC during May, 1997 on account of

1996 operations of $686,363 of which $389,381 was paid to ENI. As of June 30, 1997, the Company owed ENI $964,098.

      Since February 28, 1991, the Company has been receiving operating and management fees from Maine Energy on a current basis. During 1996 the Company received $548,080 for operating and management fees from Maine Energy on account of 1996 operations. The Company also received $857,534 for accrued management fees through February 28, 1990. For the six months ended June 30, 1997, the Company received $286,500 for operating and management fees from Maine Energy.

      On June 4, 1996, the Company consummated the private placement of $487,500 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") for gross proceeds of $3,900,000. The Series A Preferred is convertible into shares of the Company's common stock, no par value (the "Common Stock"), at a price of $8.00 per share, subject to adjustment, and may be redeemed at $12.00 per share, subject to adjustment. Purchasers of the shares of Series A Preferred also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share.

      The Company has financed its operations and capital expenditures primarily from cash flow from its subsidiaries which are not contractually restricted from making distributions, collateralized equipment financing, unsecured subordinated debt, drawings under its lines of credit and proceeds from the sale of the Company's preferred and common stock.

      The Company and its subsidiaries, other than Maine Energy, PERC and Timber Energy, at June 30, 1997 had indebtedness maturing in the next year of $1,711,600. During the first six months of 1997, the Company, other than Maine Energy, PERC and Timber Energy, incurred additional debt of approximately $544,000, primarily as a result of drawings under its lines of credit, and retired approximately $3,600,000 of debt.

     As of June 30, 1997, the Company had cash on hand without regard to Maine Energy, PERC and Timber Energy of approximately $1,123,500 and $1,180,000 available in lines of credit from a bank. On July 14, 1997 the bank committed to increase the Company's line of credit to $6,000,000. The increased line is expected to be available to the Company during August, 1997. Also, on August 12, 1997 the Company completed a sale of $21,000,000 of Series B Convertible Exchangeable Preferred Stock. The Series B Preferred has an 8.75% dividend (payable quarterly in arrears in cash) and converts into common stock at the holders option at $11.75 per share. Management of the Company believes that cash flow from its subsidiaries and affiliates, the sale of preferred stock and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed, although no assurance can be given in this regard.

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

      As of June 30, 1997, in addition to Maine Energy's operating cash of $936,000, Maine Energy, as required under the terms of the credit agreement with its letter of credit, has on account an additional $7,442,000 of reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

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

      At June 30, 1997, PERC had outstanding tax-exempt, variable rate revenue bonds backed by bank letters of credit in the aggregate amounts of $50,300,000. The variable interest rate on the Orrington Bonds at June 30, 1997 was 3.5%. The bonds are payable pursuant to a schedule through May 2003. During the first six months of 1997 PERC made principal payments to bondholders of $3,200,000.

      As of June 30, 1997, in addition to PERC's operating cash of $3,166,000, PERC, as required under the terms of the credit agreement with its letter of credit banks and the trust indenture governing the Orrington Bonds, had on account an additional $9,273,000 of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

      Company management believes PERC has adequate cash resources available to fund its current project operations and currently anticipated capital expenditures. PERC plans capital expenditures for the year ending December 31, 1997 of approximately $782,000. PERC intends to finance the requirements through cash flow from operations.

TIMBER ENERGY

      Timber Energy has financed its operations and capital expenditures primarily from cash flow since it was acquired on November 22, 1996. Cash provided by operations during the six months ended June 30, 1997 was approximately $1,250,000. Timber Energy, during the second quarter, completed a month long shutdown and retrofit to complete an extensive overhaul of its boiler and turbine generator. Costs associated with the shutdown and retrofit, which were all of Timber's anticipated capital expenditures for 1997, totaled approximately $1,200,000. All of these costs were paid out of cash flow from operations and cash reserves held specifically for this retrofit.

      The Company was required to obtain the release of CNA's reimbursement obligation to Bank of Montreal as part of the Company's purchase agreement with CNA when Timber Energy was acquired on November 22, 1996. On June 4, 1997, the outstanding bonds, together with accrued interest and associated closing costs including an additional debt service reserve of $1,340,000 were paid or retired from the proceeds of $13,736,000 of Series 1997A and 1997B bonds and from cash totaling $993,000 provided by the Company.

      As of June 30, 1997, Timber Energy has outstanding tax exempt bonds with a fixed interest rate of 7% in the aggregate amount of $13,736,000. The bonds are payable pursuant to a mandatory redemption schedule through December 1, 2002.

      As of June 30, 1997, in addition to Timber's operating cash of $695,000, Timber, as required by the terms of the refinancing, had an additional $1,525,000 of cash reserves to be used for debt service.

      Company management believes Timber Energy has adequate cash resources available to fund its current operations. No significant additional capital expenditures are anticipated for 1997.

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

      Not applicable

ITEM 5. OTHER INFORMATION

      Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            Four reports on Form 8-K were filed in the second quarter of 1997 and during the third quarter of 1997 through the date of this filing. No financial statements were included with such Forms 8-K. The following is a list of the Forms 8-K filed and the dates thereof.

       (i) A Form 8-K was filed on May 28, 1997 notifying the Securities and Exchange Commission that a Registration Statement on Form S-3 was filed discussing the then proposed Series A and B Convertible Preferred Stock.

      (ii) A Form 8-K was filed on June 4, 1997 reporting that Timber Energy Resources, Inc., a subsidiary of KTI, Inc. consummated the restructuring of the $13,400,000 Liberty County tax-exempt bond issue used to finance the construction of TERI's facility in Telogia, Florida.

     (iii) A Form 8-K was filed on June 19, 1997 to report the execution of an agreement to purchase certain assets of Prins Recycling Corp.

      (iv) A Form 8-K was filed on July 29, 1997 to report the execution of an agreement to purchase all of the common stock of two commonly owned corporations, I. Zaitlin and Sons, Inc. and Data Destruction Services, Inc.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KTI, Inc.
                                    -------------------------------
                                    (Registrant)




                                    By: /s/  Nicholas Menonna, Jr.
                                        ----------------------------
                                        Name:  Nicholas Menonna, Jr.
                                        Title: Chairman of the Board and
                                               Chief Executive Officer



                                    By: /s/  Martin J. Sergi
                                        ----------------------------
                                        Name:  Martin J. Sergi
                                        Title: President and Chief
                                               Financial Officer
                                               (Principal Accounting Officer)




Date: August 12, 1997