Form 10-Q/A
period 1997-06-30
KTI INC
filed 1997-08-25
CIK 931581

             FORM 10-Q/A. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q/A

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

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for the Company's year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact upon adoption is expected to result in an increase in primary earnings per share for the six months ended June 30, 1997 of $.01 to $.31 and no change for the second quarter ended June 30, 1997, and is expected to have no material impact for the six months and quarter ended June 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for all periods presented is not expected to be material.


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

5.  PREFERRED STOCK

      On June 4, 1997, the Company consummated the private placement of 487,500 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") for gross proceeds of $3,900,000. The Series A Preferred is convertible into shares of the Company's common stock, no par value (the "Common Stock"), at a price of $8.00 per share, subject to adjustment, and may be redeemed at $12.00 per share, subject to adjustment. Purchasers of the shares of Series A Preferred also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share.

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

      On June 4, 1997, the Company consummated the private placement of $487,500 shares of its Series A Convertible Preferred Stock (the "Series A Preferred") for gross proceeds of $3,900,000. The Series A Preferred is convertible into shares of the Company's common stock, no par value (the "Common Stock"), at a price of $8.00 per share, subject to adjustment, and may be redeemed at $12.00 per share, subject to adjustment. Purchasers of the shares of Series A Preferred also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share.

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

                                   SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KTI, Inc.







                                    By: /s/  Martin J. Sergi
                                        ----------------------------
                                        Name:  Martin J. Sergi
                                        Title: President and Chief
                                               Financial Officer
                                               (Principal Accounting Officer
                                               and Duly Authorized Officer)



Date: August 22, 1997