Form 10-Q
period 1997-09-30
KTI INC
filed 1997-11-14
CIK 931581

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

For the quarterly period ended September 30, 1997
                               ------------------

Commission File No. 0-25490

                                    KTI, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          New Jersey                                 22-2665282
-------------------------------                 ---------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification Number)


7000 Boulevard East
Guttenberg, New Jersey                                  07093
----------------------------------------              ----------
(Address of principal executive offices)              (Zip code)


(201) 854-7777
--------------------------------------------------
(Registrants telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value         8,362,788 Shares as of October 31, 1997

                                TABLE OF CONTENTS




Item Number and Caption                                              Page Number
-----------------------                                              -----------

PART I

Item 1.  Financial Statements                                                  2
Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           11


PART II


Item 1.  Legal Proceedings                                                    16
Item 2.  Changes in Securities                                                16
Item 3.  Defaults Upon Senior Securities                                      16
Item 4.  Submission of Matters to a Vote of Security Holders                  16
Item 5.  Other Information                                                    16
Item 6.  Exhibits and Reports on Form 8K                                      17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    KTI, Inc.
                           Consolidated Balance Sheet

                                                                     September 30,       December 31,
                                                                          1997              1996
                                                                   ------------------------------------
                              Assets                                  (Unaudited)
Current Assets
    Cash and cash equivalents                                         $  15,866,847   $   5,227,381
    Restricted funds - current portion                                   15,397,651       5,163,965
    Accounts receivable, net of allowances of
        $308,305 and $291,938                                           19,274,847       4,080,503
    Management fees receivable - current portion                                            566,634
    Consumables and spare parts                                           5,669,746       2,100,311
    Notes receivable--officers/shareholders and affiliates - current        441,151          57,629
    Other receivables - current portion                                     552,474         398,320
    Other current assets                                                  1,631,759         480,034
                                                                      -----------------------------
        Total current assets                                             58,834,475      18,074,777

Restricted funds                                                          4,828,519       2,903,761
Management fees receivable--affiliates                                                    2,175,203
Notes receivable - officers/shareholders and affiliates                                     212,835
Other receivables                                                                           711,783
Investment in PERC                                                                        3,792,429
Deferred costs, net of accumulated amortization
    of $607,624 and $208,096.                                             4,354,847       1,930,118
Goodwill and other intangibles, net of accumulated amortization
    of $673,815 and $297,941                                             12,192,534       2,179,466
Other assets                                                              1,374,135         238,893
Property, equipment and leasehold improvements, net of
    accumulated depreciation of $15,775,852 and $12,671,949             152,232,501      90,855,366
                                                                      -----------------------------
    Total assets                                                      $ 233,817,011   $ 123,074,631
                                                                      =============================

               Liabilities and stockholders' equity
Current Liabilities
    Accounts payable                                                  $   7,820,304   $   2,371,430
    Accrued expenses                                                      2,143,435       1,829,959
    Short-term debt and Current portion of long-term debt                12,258,403       4,123,840
    Other current liabilities                                             1,739,718         665,585
                                                                      -----------------------------
        Total current liabilities                                        23,961,860       8,990,814

Other liabilities                                                         2,513,741       1,308,199
Long-term debt, less current portion                                     75,361,922      34,949,148

Minority interest                                                        26,795,520      10,871,852

Deferred income                                                          37,500,000      41,250,000

Stockholders' equity
Preferred stock, 10,000,000 shares authorized;
      Series A - $8 par value, zero coupon 487,500
      convertible shares issued and outstanding;                          3,707,744
      Series B - $25 par value, 8.75% coupon 856,000
      convertible shares issued and outstanding                          19,984,240
Common stock, no par value (stated value $.01 per share);
     authorized 20,000,000; issued and outstanding
     8,270,890 in 1997 and 6,836,766 in 1996                                 82,709          68,368
Additional paid-in capital                                               52,318,330      38,575,892
Accumulated (deficit)                                                    (8,409,055)    (12,939,642)
                                                                      -----------------------------
Total stockholders' equity                                               67,683,968      25,704,618
                                                                      -----------------------------
    Total liabilities and stockholders' equity                        $ 233,817,011   $ 123,074,631
                                                                      =============================

    See accompanying notes.

                                    KTI, Inc.
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three months ended            Nine months ended
                                                                 September 30,                 September 30,
                                                          --------------------------   ---------------------------
                                                              1997          1996           1997           1996
                                                          ------------   -----------   ------------   ------------
Revenues:
     Electric power revenues                              $ 10,177,496   $ 4,893,234   $ 30,389,250   $ 16,067,982
     Gain on sale of capacity                                                                           33,203,252
     Waste processing revenues                               7,318,906     2,217,617     19,513,711      6,225,475
     Other materials handling revenues                       9,351,249     1,625,313     16,096,812      3,636,292
                                                          ------------   -----------   ------------   ------------
     Total revenues                                         26,847,651     8,736,164     65,999,773     59,133,001
                                                          ------------   -----------   ------------   ------------

Costs and expenses:
     Electric power and waste processing operating costs    20,527,935     6,045,670     50,180,577     20,660,503
     Selling, general and administrative                       520,265       307,420      2,375,680      1,487,135
     Interest - net                                            977,080       611,709      3,699,876      3,868,878
                                                          ------------   -----------   ------------   ------------
     Total costs and expenses                               22,025,280     6,964,799     56,256,133     26,016,516

Equity in net income of PERC                                                 159,233                       292,027
                                                          ------------   -----------   ------------   ------------
Income from continuing operations
     before minority interest and extraordinary item         4,822,371     1,930,598      9,743,640     33,408,512

     Pre-acquisition earnings minority interest             (1,543,834)                  (3,983,766)
     Minority interest in subsidiaries                        (883,024)     (637,753)    (1,229,287)   (17,889,970)
                                                          ------------   -----------   ------------   ------------
Income from continuing operations
     before extraordinary item                               2,395,513     1,292,845      4,530,587     15,518,542
Discontinued operations
     Income (loss) from operations of computer services                      (35,843)                     (254,009)
                                                          ------------   -----------   ------------   ------------

Income before extraordinary item                             2,395,513     1,257,002      4,530,587     15,264,533
     Extraordinary item - loss on early
       extinguishment of debt, net of minority interest                           --                    (2,396,731)
                                                          ------------   -----------   ------------   ------------
Net income                                                $  2,395,513   $ 1,257,002   $  4,530,587   $ 12,867,802
                                                          ============   ===========   ============   ============

Earnings (loss) per common share and
     common share equivalent

Primary:
     Income from continuing operations                    $       0.27   $      0.21   $       0.59   $       2.42
     Income (loss) from discontinued operations                                (0.01)                        (0.04)
                                                          ------------   -----------   ------------   ------------
     Income before extraordinary item                             0.27          0.20           0.59           2.38

     Extraordinary item                                                           --                         (0.37)
                                                          ------------   -----------   ------------   ------------
     Net income                                           $       0.27   $      0.20   $       0.59   $       2.01
                                                          ============   ===========   ============   ============

  Weighted average number of common shares and
     common share equivalents outstanding                    8,186,115     6,416,481      7,726,900      6,402,393
                                                          ============   ===========   ============   ============

Fully diluted:
     Income from continuing operations                    $       0.27   $      0.21   $       0.59   $       2.42
     Income (loss) from discontinued operations                                (0.01)                        (0.04)
                                                          ------------   -----------   ------------   -------------
     Income before extraordinary item                             0.27          0.20           0.59           2.38

     Extraordinary item                                                           --                         (0.37)
                                                          ------------   -----------   ------------   ------------
     Net income                                           $       0.27   $      0.20   $       0.59   $       2.01
                                                          ============   ===========   ============   ============

  Weighted average number of common shares and
     common share equivalents outstanding                    9,116,550     6,416,481      8,040,449      6,402,393
                                                          ============   ===========   ============   ============





     See accompanying notes.

                                    KTI, Inc.
                      Consolidated Statements of Cash Flows


                                                            Nine months ended September 30,
                                                                 1997           1996
                                                             ------------   ------------
                                                                    (Unaudited)
Operating activities
Net income                                                   $  4,530,587   $ 12,867,802
Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
   Depreciation and Amortization                                3,246,093      4,744,697
   Minority interest                                            1,229,287     17,889,970
   Interest accrued and capitalized on debt                     2,528,822        486,247
   Equity in net income of PERC, net of distributions                           (104,182)
   Deferred revenue                                            (2,974,598)    41,250,000
   Extraordinary item, net of minority interest                                2,396,731
   (Gain) loss on sale of assets                                   (6,824)        71,971
   Changes in operating assets and liabilities
      (decreasing) cash:
      Accounts receivable                                      (2,710,534)     5,710,257
      Consumables and spare parts                                  64,947       (193,255)
      Management fees receivable                                                 260,755
      Other receivables                                           648,477        230,151
      Other assets                                                224,079     (1,257,411)
      Accounts payable                                           (799,024)        75,672
      Accrued expenses                                         (1,162,413)      (899,281)
      Other liabilities                                          (235,927)      (250,747)
                                                             ------------   ------------
Net cash provided by operating activities                       4,582,972     83,279,377

Investing activities
Additions to property, plant and  equipment                    (2,335,666)    (4,798,188)
Proceeds from sale of assets                                        7,500        351,300
Proceeds from sale of TEPRI                                        30,000
Proceeds from sale of discontinued operation                                   4,960,000
Decrease (increase) in restricted cash and cash equivalents    (2,106,924)     5,758,003
Acquisition of businesses, net of cash acquired                (9,155,211)
Purchase of additional partnership interest in Maine Energy                   (1,239,867)
Notes receivable-officers/shareholders and affiliates            (170,687)          (122)
                                                             ------------   ------------
Net cash provided by (used in) investing activities           (13,730,988)     5,031,306


                                   -Continued-

                                    KTI, Inc.
               Consolidated Statements of Cash Flows--(continued)



Financing activities
Deferred financing costs                                    (1,702,150)        (1,186,131)
Proceeds from issuance of debt                               2,862,235          4,654,752
Proceeds from sale of common stock                           1,177,055            441,036
Proceeds from sale of preferred stock                       23,691,984
Principal payments on debt                                  (6,241,672)       (96,506,289)
                                                          ------------       ------------
Net cash provided by (used in) financing activities         19,787,482        (92,596,632)
                                                          ------------       ------------
Increase (decrease) in cash and cash equivalents            10,639,466         (4,285,949)
Cash and cash equivalents at beginning of period             5,227,381          6,454,558
                                                          ------------       ------------
Cash and cash equivalents at end of period                $ 15,866,847       $  2,168,609
                                                          ============       ============

    Supplemental disclosure of cash flow information
    Interest paid                                         $  1,081,847       $  5,793,527
                                                          ============       ============

    Non-cash investing and financing activities
    Conversion of convertible subordinated notes
      to equity, including accrued interest               $  5,007,639       $    500,000
   Elimination of management fees receivable from
     affiliate upon purchase of additional interest          2,741,837
   Common stock issued in connection with
      acquisition of business                                7,472,055

    See accompanying notes.

                                    KTI, Inc.
            Consolidated Statement of Stockholders' Equity (Deficit)

                                                                                          Additional
                                        Common Stock               Preferred Stock          Paid In     Accumulated
                                    Shares         Amount        Shares       Amount        Capital       Deficit         Total
                                   ---------    ------------    ---------   -----------   -----------   ------------   ------------
Balance at December 31, 1994       3,376,617    $     33,766           --   $        --   $21,330,071   $(25,274,500)  $ (3,910,663)
  Net loss                                                                                                (1,331,494)    (1,331,494)
  Issuance of common stock
    from exercise of options          73,980             740                                  256,077                       256,817
  Issuance of common stock in
    connection with business
    combination                    1,801,044          18,010                                8,983,708                     9,001,718
  Issuance of common stock           695,332           6,954                                2,857,235                     2,864,189
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 1995       5,946,973          59,470           --            --    33,427,091    (26,605,994)     6,880,567
  Net income                                                                                              13,666,352     13,666,352
  Issuance of common stock
    from exercise of options          55,346             553                                  280,107                       280,660
  Issuance of common stock
    from exercise of warrants         41,183             412                                  225,114                       225,526
  Issuance of common stock
    upon conversion of debt          725,015           7,250                                4,044,697                     4,051,947
  Issuance of stock purchase
    warrants                                                                                  143,738                       143,738
  Issuance of common stock in
    connection with business
    combination                       68,249             683                                  455,145                       455,828
                                  --------------------------------------------------------------------------------------------------
Balance at December 31, 1996       6,836,766          68,368           --            --    38,575,892    (12,939,642)    25,704,618
  Net income                                                                                               4,530,587      4,530,587
  Issuance of preferred stock
   and warrants                                                 1,343,500    23,691,984       100,000                    23,791,984
  Issuance of common stock
   upon conversion of debt           618,609           6,186                                5,001,453                     5,007,639
  Issuance of common stock
    in connection with acquisition
    of businesses                    625,013           6,250                                7,465,805                     7,472,055
  Issuance of common stock
    from exercise of options           3,868              39                                   23,152                        23,191
  Issuance of common stock
    from exercise of warrants        186,634           1,866                                1,152,028                     1,153,894
                                  --------------------------------------------------------------------------------------------------
Balance at September 30, 1997      8,270,890    $     82,709    1,343,500   $23,691,984   $52,318,330   $ (8,409,055)  $ 67,683,968
                                  ==================================================================================================

                                    KTI, Inc.
                   Notes to Consolidated Financial Statements

                               September 30, 1997

1.  Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months or nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996. Certain 1996 financial information contained herein has been reclassified to conform with the 1997 presentation.

2.  Earnings (Loss) Per Share

         Earnings (loss) per share have been computed based on the weighted average number of shares outstanding as well as the dilutive effect of outstanding options and warrants during the periods presented.

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for the Company's year ending December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options and warrants will be excluded. The impact upon adoption is expected to result in an increase in primary earnings per share to $.29 and to $.60 for the quarter and for the nine months ended September 30, 1997 and to $.21 and to $2.04 for the quarter and for the nine months ended September 30, 1996. The impact of Statement 128 on the calculation of fully diluted earnings per share for all periods presented is not expected to be material.

3.  Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. As described in
Note 5, the Company acquired certain limited partnership interests in Penobscot Energy aggregating 49.5% during September, 1997. Prior to this transaction the Company was a 7% owner and a co-general partner of Penobscot Energy. As a result of the Company's aggregate ownership interest, Penobscot Energy's financial statements have been included in the Company's consolidated financial statements at September 30, 1997. In accordance with Account Research Bulletin No. 51, the consolidated statement of operations includes Penobscot Energy's operations for the nine months ended September 30, 1997 as though the acquisition had occurred at the beginning of the year and includes adjustments to eliminate minority interest and the pre-acquisition earnings of Penobscot Energy attributable to the partnership interests through the date of acquisition.

         The ownership interests of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

4.  Debt

The Company's debt consists of the following:
                                                                              September 30     December 31,
                                                                              -----------------------------
                                                                                 1997             1996
                                                                              -----------      -----------
 Long-term Debt and Short-term Debt:
      8% convertible subordinated note payable                                $        --      $ 5,000,000
      Term note payable to bank at bank prime rate                                417,641        1,657,448
      10% note payable to Energy National, Inc.                                 1,048,049        1,353,479
      $6,000,000 bank line of credit at bank prime rate plus .75%                   7,089          589,904
      $8,000,000 bank line of credit at prime rate plus 2.25%                   4,000,000
      $300,000 bank line of credit at bank prime rate plus 1.5%                                    220,000
      $500,000 bank line of credit at bank prime rate plus .75%                   100,000
      9.94% Secured term notes Payable                                            482,633          780,357
      Notes payable to limited partners of Maine Energy                                            490,063
      8.63% secured term note payable                                             350,395          400,000
      9.9% secured term notes payable to GE Capital                                35,380          190,368
      10.13% secured term notes payable                                           105,187          179,997
      Notes payable to shareholders                                               310,000
      Note payable to former shareholder                                           81,819          127,137
      8.57% secured term notes payable                                          1,453,054
      12.5% secured term note payable                                             496,287
      Other                                                                        37,008          108,250
                                                                              -----------      -----------
                                                                                8,924,542       11,097,003

Resource Recovery Revenue Bonds payable by Timber Energy Resources             13,736,161       13,400,000
Resource Recovery Revenue Bonds payable by Penobscot Energy Recovery Co.       49,100,000
12% Subordinated Notes Payable to Maine Energy Limited Partners                15,859,622       14,575,985
                                                                              -----------      -----------
                                                                               87,620,365       39,072,988
      Less current portion of Long-term and Short-term Debt                    12,258,403        4,123,840
                                                                              -----------      -----------
                                                                              $75,361,922      $34,949,148
                                                                              ===========      ===========


         In June, 1997, the prior $13,400,000 of outstanding Resource Recovery Revenue Bonds for Timber Energy together with accrued interest were retired from the proceeds of $13,736,161 of Series 1997A and 1997B Resource Recovery Revenue Bonds.

         In August, 1997 the Company amended its revolving line of credit with Key Bank of New York, increasing the amount of the line from $1 million to $6 million and extending its maturity to April 30, 1998. The line of credit may be used for general working capital purposes, issuance of letters of credit and bridge financing for acquisitions. Bridge financing may not exceed six months or exceed $1.5 million without (a) approved replacement financing in place or (b) prior approval from Key Bank of New York. Loan proceeds may not be used for permanent capital investments in subsidiaries or related parties. The line of credit has an unused facility fee of .125%. The interest rate on borrowed funds is the base rate of Key Bank of New York plus .75% per annum. The line of credit is secured by the assets of the Company and its subsidiaries, other than assets of subsidiaries pledged under project financing. As a result of this transaction KTI closed the $300,000 line of credit with Key Bank of Maine.

         In August, 1997 the Company acquired K-C Industries, Inc. ("K-C"). K-C has a revolving line of credit with U.S. Bank in the amount of $8,000,000. The line of credit may be used for general working capital purposes. The interest rate on borrowed funds, which total $4,000,000 at September 30, 1997 is the bank's prime rate plus 2.25%

         In connection with the acquisition of the additional interest in PERC, the Company has included additional debt of $49,100,000 in its consolidated balance sheet. This debt represents balances payable on the Town of Orrington Resource Recovery Bonds, issued on behalf of PERC, in the original amount of

$81,000,000 in 1986. The bonds are variable rate obligations, as determined weekly by the remarketing agents, and based on rates for certain tax exempt obligations. The bonds are subject to mandatory installments of varying amounts through November 2003.


         In September, 1997, Wexford KTI LLC converted all of its $5 million principal amount 8% Convertible Subordinated Promissory Note, dated October 23, 1996, and accrued interest of $7,639 into 618,609 shares of the Company's common stock.

5.  Stockholders' Equity

         In June, 1997, the Company consummated the private placement of 487,500 shares of its Series A Convertible Preferred Stock (the "Series A Preferred') for gross proceeds of $3,900,000. The Series A Preferred is convertible into shares of the Company's common stock, no par value (the "Common Stock"), at a price of $8.00 per share, subject to adjustment, and may be redeemed at $16.00 per share, subject to adjustment. Purchasers of the shares of Series A Preferred also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share.

         In August, 1997, the Company consummated the private placement of 856,000 shares of its 8.75% Series B Convertible Preferred Stock (the "Series B Preferred") for gross proceeds of $21,400,000. The Series B Preferred is convertible into shares of the Company's common stock, no par value, at a price of $11.75 per share. Also, in connection with the Series B shares, the Company issued warrants to purchase 95,750 shares of the Company's common stock at $11.75 per share.

6.  Other Events

         In August, 1997, KTI Recycling, Inc., a wholly-owned subsidiary of KTI, Inc., purchased the stock of I. Zaitlin & Sons, Inc., ("I. Zaitlin") and Data Destruction Services, Inc., ("DDS"), and two parcels of real estate, including buildings, used by I. Zaitlin and owned by the shareholders of I. Zaitlin for 200,000 shares of KTI, Inc. common stock and $669,500 in cash. The Company purchased I. Zaitlin, DDS and the real estate subject to certain outstanding debt of approximately $2,300,000.

         In August, 1997 the Company sold Timber Energy Plastics Recycling, Inc. ("TEPRI"), to the management of TEPRI for $30,000 in cash and a $250,000 9% promissory note due on November 10, 1997. In the first six months of 1997 TEPRI had revenue of $1,575,000 and losses of $392,000. TEPRI was acquired by the Company as part of the acquisition of Timber Energy Investments, Inc., which also owned and operated a wood waste burning power plant in Telogia, Florida and a wood chip mill in Cairo, Georgia, both of which continue to be active KTI assets.

         In September, 1997 the Company purchased the stock of K-C Industries, Inc., ("K-C") for 425,013 shares of KTI, Inc. common stock, cash in the amount of approximately $2.1 million, and the assumption of approximately $4.3 million in debt.

         In September, 1997 the Company purchased a 49.5% limited partnership interest in Penobscot Energy Recovery Company, Limited Partnership, a Maine limited partnership ("PERC") from The Prudential Insurance Company of America ("Prudential") for approximately $11.7 million in cash. In addition the Company assumed certain obligations of Prudential by the payment of cash in the amount of $200,000 to Prudential and the issuance of Letters of Credit to Morgan Guaranty Trust Company of New York ("Morgan Guaranty") for approximately $3.9 million, replacing obligations of Prudential to Morgan Guaranty. At the same time, the Company purchased an option for $300,000 to buy the remaining 15.2% interest of Prudential in PERC for a price of $2.1 million. The option to purchase this remaining limited partnership interest terminates on October 31, 1998.

7.  Contingencies

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenues

         Electric power revenues increased by $5,284,000 or 108% for the quarter ended September 30, 1997 and by $14,321,000 or 89.1% for the nine months ended September 30, 1997. The majority of the net increase is attributable to electric power revenues of PERC of $4,975,000 for the quarter and $13,915,000 for the nine months ended September 30 1997. An additional 49.5% interest in PERC was acquired in September, 1997, and, as a result, PERC's revenues for the quarter and the nine months ended September 30, 1997 are consolidated in the Company's financial statements. PERC was previously accounted for on the equity method of accounting. Revenues at Maine Energy were $53,000 higher for the quarter ended September 30, 1997 than the same period last year as a result of slightly higher electrical generation at that facility; but were $4,162,000 lower for the nine months ended September 30, 1997 than the same period last year. This decrease is attributable both to lower generation (1.8% for the nine months) and to a lower rate paid under the Power Purchase Agreement ("PPA") during the same period. Maine Energy Recovery Company restructured its Power Purchase Agreement ("PPA") on May 3, 1996, which resulted in a contract rate reduction from 16.3(cents) per kilowatt to 7.18(cents) per kilowatt effective that date. The Maine Energy electric rate effective January 1, 1997 increased to 7.35(cents) per kilowatt. The revenue increase in electric power revenues is further attributable to Timber Energy revenues of $1,483,000 and $4,005,000 for the quarter and nine months ended September 30, 1997. Timber Energy was acquired after the third quarter of 1996. These net increases were partly offset by decreased amortization of the deferred revenue associated with the PPA restructuring of $1,227,000 for the three months ended September 30, 1997 and an increase of $563,000 for the nine months ended September 30, 1997.

         Revenues from the gain on sale of capacity for the nine months ended September 30, 1996 were a result of the restructuring of the Maine Energy PPA on May 3, 1996.

         Revenues from waste processing increased $5,101,000 or 230% for the three months ended and by $13,288,000 or 213% for the nine months ended September 30, 1997 as compared to the same periods in 1996. The increase resulted primarily from revenues of PERC of $4,352,000 and $9,685,000 for the three months and nine months ended September 30, 1997. The increase is also attributable to $335,000 and $1,183,000 of revenues from processing fees at Timber Energy for the quarter and nine months ended September 30, 1997. Timber Energy was acquired after the third quarter of 1996. Maine Energy revenues from waste processing increased $414,000 and $306,000 for the quarter and nine months ended September 30, 1997. The increase is principally from a 2,400 and 5,700 increase in tons of waste processed and an increase in average tipping fees of $1.28 and $.71 per ton for the quarter and nine months ended September 30, 1997. These increases in average tipping fee occurred after taking into account a reduction in the charter and host communities tipping fees as required by contractual agreement, in view of having retired the $64,500,000 in bonds at Maine Energy. Also, for the nine months, TEPRI had $1,575,000 of revenues. TEPRI was purchased after the third quarter of 1996 as part of the Timber Energy acquisition and was sold in July, 1997. Special waste revenues remained flat for the quarter and increased by $539,000 for the nine months ended September 30, 1997.

         Other materials handling revenues increased $7,726,000 or 475% for the quarter and $12,461,000 or 344% for the nine months ended September 30, 1997 as compared to the same period for 1996. The increase for the quarter and nine months ended September 30, 1997 as compared to the same period in 1996 is principally due to the acquisitions of K-C Industries ($3,777,000) and I. Zaitlin ($2,086,000) in the third quarter; and from an increase in revenues at KTI Bio Fuels of $525,000 and at American Ash Recycling of Tennessee ("AART") of $401,000 for the nine months ended September 30, 1997 as a result of increased tonnage and additional trucking and wood marketing activities; and from revenues generated by Manner Resins of $1,863,000 and $5,672,000 for the quarter and nine months ended September 30, 1997. Manner Resins was acquired after the third quarter of 1996.

Costs and Expenses

         Electric power and waste handling operating costs increased by $14,482,000 or 240% for the quarter and $29,520,000 or 142.9% for the nine months ended September 30, 1997 as compared to the same period in 1996. The increase for the quarter is largely attributable to the operating costs of the newly acquired entities of Timber Energy, Manner Resins, K-C Industries and I. Zaitlin; which had operating expenses of $3,540,000, $4,513,000, $3,743,000 and $2,004,000, respectively, for the nine months ended September 30, 1997. Additional costs associated with Penobscot Energy were $16,100,000 for the nine months ended September 30, 1997. TEPRI also incurred $1,967,000 of operating costs before it was sold. These increases were offset by decreases at Maine Energy, where operating costs were decreased by approximately $2,347,000 for the nine months ended September 30, 1997 as a result of changes in useful lives of plant and equipment; write-offs of deferred financing costs as a result of the retirement of the $64,500,000 in bonds; and other cost reduction practices.

         Selling, general and administrative expenses increased by $212,845 or 69.2% for the quarter ended September 30, 1997 and by $889,000 or 59.8% for the nine months ended September 30, 1997 as compared to the same periods in 1996. The increases are primarily attributable to increases in administrative costs of the recent acquisitions of PERC, K-C and I. Zaitlin, offset by reductions in corporate staff which occurred during the second quarter of 1996.

Interest and Other Items

         Interest expense increased $365,000 or 59.7% for the quarter and decreased by $169,000 or 4.3% for the nine months ended September 30, 1997. The changes are attributable to interest costs associated with debts assumed on newly acquired companies, principally PERC and Timber Energy, of $669,000 and $2,615,000 for the quarter and nine months ended, which are offset by the retirement of $94,000,000 of Maine Energy debt on May 3, 1996 and other debt reductions during the first nine months of 1997.

         Minority interest of $883,024 and $1,229,287 for the quarter and for the nine months ended September 30, 1997, principally resulted from the elimination of 25.85% and 25% of Maine Energy's and AART's income, respectively. For the quarter and the nine months ended September 30, 1997 93% of PERC's income through the date of acquisition has been accounted for as preacquisition minority interest. The increase in minority interest of $245,000 for the three months ended September 30, 1997 results from increases of Maine Energy and AART net income for the period and post acquisition minority interest at PERC. The decrease in minority interest of $16,661,000 for the nine months ended September 30, 1997 principally resulted from the minority interest on the higher 1996 income at Maine Energy as a result of the gain on sale of capacity on May 3, 1996.

         Extraordinary item of $2,247,000 for the nine months ended September 30, 1996 resulted from the early retirement of the $64,500,000 Biddeford Bonds at Maine Energy, net of minority interest.

Liquidity and Capital Resources

                  The Company has financed its operations and capital expenditures primarily through cash flow from its subsidiaries which are not contractually restricted from making distributions, collateralized equipment financing, unsecured subordinated debt, drawings under its lines of credit and proceeds from the sale of the Company's preferred and common stock. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Cash flow from Timber Energy is also restricted by covenants under loan agreements. Maine Energy's cash flow is required to retire the remaining outstanding balance of $15,859,622 of subordinated notes payable as of September 30, 1997 before partners cash distributions can begin; however, the Company is not obligated to pay any minimum amounts on such subordinated debt. Accordingly, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and Timber Energy and liquidity and capital resources of each of Maine Energy, PERC and Timber Energy independently.


  The Company

         On June 4, 1997, the Company consummated the private placement of 487,500 shares of its Series A Convertible Preferred Stock (the "Series A Preferred') for gross proceeds of $3,900,000. The Series A Preferred is convertible into shares of the Company's common stock, no par value (the "Common Stock"), at a price of $8.00 per share, subject to adjustment, and may be redeemed by the Company at $16.00 per share, subject to adjustment. Purchasers of the shares of Series A Preferred also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share. On August 15, 1997, the Company consummated the private placement of 856,000 shares of its 8.75% Series B Convertible Preferred Stock (the "Series B Preferred") for gross proceeds of $21,400,000. The Series B Preferred is convertible into shares of Common Stock at a price of $11.75 per share. Also, in connection with the Series B shares, the Company issued warrants to purchase 95,750 shares of the Company's common stock at $11.75 per share.

         The Company and its subsidiaries, other than Maine Energy, PERC and Timber Energy, at September 30, 1997 had indebtedness maturing in the next year of $5,912,000 including $4,297,000 resulting from the recent acquisitions of I. Zaitlin and K-C Industries. During the first nine months of 1997, the Company, other than Maine Energy, PERC, Timber Energy, and the recently acquired I. Zaitlin and K-C incurred additional debt of approximately $2,862,000, primarily as a result of drawings under its lines of credit, and retired approximately $5,713,000 of debt. Also the $5,000,000 note, including accrued interest, with Wexford KTI LLC was converted into 618,609 shares of the Company's common stock, further reducing debt.

         As of September 30, 1997, the Company had cash and cash equivalents of $6,500,000 without regard to Maine Energy, PERC and Timber Energy and approximately $1,400,000 available in lines of credit from banks for operating purposes. On August 15, 1997 the bank increased the Company's line of credit to $6,000,000. On October 31, 1997 the Company's line of credit was further increased to $11,000,000. Letters of credit issued against this line of credit associated with the acquisition of additional PERC limited partnership interest amounted to approximately $4,500,000. Management of the Company believes that cash flow from its subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed, although no assurance can be given that such borrowing can be arranged under terms and conditions acceptable to the Company.

Maine Energy

         During the last four years Maine Energy has financed its operations and capital expenditures from cash flows from operations.

         As of September 30, 1997, in addition to Maine Energy's operating cash of $3,022,000, Maine Energy, as required under the terms of the credit agreement with its letter of credit, has on account an additional $8,321,000 of reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

         Management of the Company believes Maine Energy has adequate cash resources available to fund its future operations and anticipated capital expenditures. Capital expenditures for Maine Energy for the year ending December 31, 1997 are expected to be approximately $2,581,000, which has principally been set aside in the above mentioned reserves accounts.

  PERC

         During the last five years PERC has financed its operations and capital expenditures primarily by cash flow from operations.

         At September 30, 1997, PERC had outstanding tax-exempt, variable rate revenue bonds backed by bank letters of credit in the aggregate amounts of $49,100,000. The variable interest rate on the Orrington Bonds at September 30, 1997 was 3.60%. The bonds are payable pursuant to a schedule through May 2003. During the first nine months of 1997 PERC made principal payments to bondholders of $4,400,000.

         As of September 30, 1997, in addition to PERC's operating cash of $5,374,500, PERC, as required under the terms of the credit agreement with its letter of credit banks and the trust indenture governing the Orrington Bonds, had on account an additional $9,413,000 of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

         Company management believes PERC has adequate cash resources available and expects additional cash from operations to fund its current project operations, debt obligations and currently anticipated capital expenditures. PERC plans capital expenditures for the year ending December 31, 1997 of approximately $782,000.

Timber Energy

         Timber Energy has financed its operations and capital expenditures primarily from cash flow from operations since it was acquired on November 22, 1996. Cash provided by operations during the nine months ended September 30, 1997 was approximately $1,750,000. Timber Energy, during the second quarter, completed a month long shutdown and retrofit to complete an extensive overhaul of its boiler and turbine generator. Costs associated with the shutdown and retrofit, which were all of Timber's anticipated capital expenditures for 1997, totaled approximately $1,200,000. All of these costs were paid out of cash flow from operations and cash reserves held specifically for this retrofit.

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

         As of September 30, 1997, Timber Energy has outstanding tax exempt bonds, together with accrued interest, in the aggregate amount of $14,028,526. The bonds are payable pursuant to a mandatory redemption schedule through December 1, 2002.

         As of September 30, 1997, in addition to Timber Energy's operating cash of $932,700, Timber Energy, as required by the terms of the refinancing, had an additional $2,014,000 of cash reserves to be used for debt service.

         Company management believes Timber Energy has adequate cash resources available and expects additional cash from operations to fund its current operations and debt obligations. No significant additional capital expenditures are anticipated for 1997.

Forward Looking Statements

         All statements contained herein which are not historical facts including but not limited to statements regarding the Company's plans for future cash flow and its uses are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to vary materially are the availability of sufficient capital to finance the Company's business plan and other capital needs on terms satisfactory to the Company. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and as such speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          Anthony Buonaguro, a former officer of the Company, has instituted arbitration proceedings in New York, New York against the Company for alleged breaches of an employment agreement between Mr. Buonaguro and the Company more than five years prior to the filing of the arbitration proceedings. The amount of damages requested is approximately $220,000. The Company believes that it has meritorious defenses against this claim and is defending the matter.

          A fatality of an employee of PERC's operator, ESOCO, occurred when he was working under a conveyor belt in the plant. His widow instituted a lawsuit against various parties. Her lawyer joined the Company to the suit as an additional defendant on the basis that the Company is an owner of PERC. PERC's insurance carrier defended this lawsuit. The legal proceedings have been settled at no cost to the Company.

          The Company and its subsidiary, K-C International, Ltd. ("K-C") have been sued by Capitol Recycling of Connecticut in the Superior Court for the Judicial District of Hartford. The suit alleges disputes under two contracts, tortuous interference and violations of the Connecticut Unfair Trade Practices Act and also alleges a breach of alleged oral agreements. As both contracts require arbitration, K-C has filed a demand for arbitration. The Company and K-C believe that they have meritorious defenses against these claims and will defend the matter.

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

         Not applicable

Item 5.  Other Information

         Not applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Four reports on Form 8-K were filed in and during the third quarter of 1997 through the date of this filing. No financial statements were included with such Forms 8-K. The following is a list of the Forms 8-K filed and the dates thereof.

         (i) A Form 8-K dated August 12, 1997 reporting that the Company amended its revolving line of credit with KeyBank of New York and reporting the sale of Timber Energy Plastic Recycling, Inc.

         (ii) A Form 8-K dated August 15, 1997 reporting the issuance of 8.75% Series B Convertible Exchangeable Preferred Stock and the appointment of American Stock Transfer and Trust Company as transfer agent for the Series B Convertible Exchangeable Preferred Stock.

         (iii) A Form 8-K dated September 16, 1997 to report the execution of an agreement of reorganization and merger among the Company, K-C Industries, Inc. and KES, Inc.

         (iv) A Form 8-K dated September 30, 1997 to report the purchase of 49.5% of the limited partnership interest in Penobscot Energy Recovery Company from the Prudential Insurance Company of America and to report that Wexford KTI LLC converted all of its Convertible Subordinated Promissory Note.

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


                                   KTI, Inc.
                                   -------------------------------
                                   (Registrant)




                                   By: /s/  Ross Pirasteh
                                       -------------------------------
                                        Name: Ross Pirasteh
                                        Title: Chairman of the Board


                                   By: /s/  Martin J. Sergi
                                       -------------------------------
                                         Name:  Martin J. Sergi
                                         Title: President and Chief
                                                Financial Officer
                                                (Principal Accounting Officer)




Date: November 4, 1997