Form 10-K405
period 1997-12-31
KTI INC
filed 1998-03-31
CIK 931581

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                          COMMISSION FILE NO. 0-25490

                                   KTI, INC.

                  NEW JERSEY                                     22-2665282

                              7000 BOULEVARD EAST
                          GUTTENBERG, NEW JERSEY 07093
                                 (201) 854-7777

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                           COMMON STOCK, NO PAR VALUE

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing:

     $159,940,457 at March 27, 1998

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     9,477,953

     Documents incorporated by reference: the Company's 1998 Proxy Statement.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

================================================================================

                               TABLE OF CONTENTS

                             ITEM NUMBER                                 PAGE
                             AND CAPTION                                NUMBER
                             -----------                                ------
PART I

Item 1.   Business....................................................     1
Item 2.   Properties..................................................    25
Item 3.   Legal Proceedings...........................................    26
Item 4.   Submission of Matters to a Vote of Security Holders.........    27

PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    27
Item 6.   Selected Financial Data.....................................    28
Item 7.   Management's Discussion and Analysis of Financial Condition     28
            and Results of Operations.................................
Item 8.   Financial Statements and Supplementary Data.................    46
Item 9.   Changes in and Disagreements with Accountants on Accounting     46
            and Financial Disclosure..................................

PART III

Item 10.  Directors and Executive Officers of the Registrant..........    46
Item 11.  Executive Compensation......................................    46
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    46
Item 13.  Certain Relationships and Related Transactions..............    46

PART IV

Item 14.  Exhibits, Financial Statement Schedules.....................    47

                                     PART I

ITEM 1.  BUSINESS

GENERAL

BUSINESS OF ISSUER AND BUSINESS DEVELOPMENT

     KTI, Inc. (individually and collectively with its subsidiaries, the "Company") was incorporated in New Jersey in 1985. The Company is a holding company, and substantially all of its operating assets are owned by corporate and partnership subsidiaries.

     These operations include wholly-owned consolidated subsidiaries and majority-owned consolidated subsidiaries. The Company's majority-owned consolidated subsidiaries include Maine Energy Recovery Company ("Maine Energy"), American Ash Recycling of Tennessee, Ltd., ("AART") and Penobscot Energy Recovery Company, Limited Partnership ("PERC"). The Company's principal wholly-owned operating subsidiaries are Timber Energy Resources, Inc. ("TERI"), K-C International, Ltd. ("K-C"), Manner Resins, Inc. ("Manner") I. Zaitlin and Sons, Inc. ("Zaitlin") Data Destruction Services ("DDS"), KTI Recycling of New Jersey ("the Newark Facility"), KTI Recycling of Illinois, ("the Chicago Facility"), KTI Recycling of New England, ("the Charlestown Facility"), KTI Specialty Waste Services, Inc. ("KTI Specialty Waste") and KTI Ash Recycling of New England.

     The Company's objectives are focused on the development of an integrated waste handling business, providing wood, paper, corrugated, metals, plastic and glass processing and recycling, municipal solid waste processing and disposal capabilities, specialty waste disposal services, facility operations and recycling of ash combustion residue. The Company's integrated waste handling business emphasizes the use of low cost processing to add potential value to the various waste products delivered and in certain cases the generation of electric power. The Company believes that by adding these processing steps to its system, it is competitive with traditional landfill alternatives while producing superior environmental results and meeting social and political mandates. The Company also markets recyclable metals, plastic, paper and corrugated processed at its facilities and via third parties.

     As part of its integrated waste handling business, the Company operates eleven processing facilities and seven marketing offices in the United States.

     Two of the Company's facilities in Maine are waste-to-energy facilities which convert ordinary, non-hazardous solid waste from residential, commercial and industrial sources ("municipal solid waste" or "MSW") into refuse derived fuel ("RDF"), which in turn is combusted alone or with supplemental fuels (such as wood chips, tire chips, natural gas and fuel oil) to dispose of the RDF and, in the process, generate electrical power to be sold to electrical utilities. These facilities process the MSW prior to combustion to separate for beneficial reuse, non-combustible materials such as ferrous metals, glass and grit. The remaining combustible material is further processed to increase the surface volume and reduce size. Through such processing, the fuel value of the waste is greatly enhanced, thereby allowing for a more efficient and cleaner combustion process with substantially lower residues. The Company developed, and currently owns majority interests in, these two facilities. The first facility is owned by the Company's 74.15% owned subsidiary, Maine Energy, a Maine limited partnership, which is located in Biddeford, Maine. Maine Energy commenced operations in 1987. The other facility, owned by the Company's 71.29% owned subsidiary PERC, Limited Partnership, a Maine limited partnership, is located in Orrington, Maine. PERC commenced operations in 1988. Sources of revenues for the facilities are from fees payable under waste handling agreements with over 280 municipalities and commercial waste sources for the right to dispose of MSW at the Company's facilities ("tipping fees") and payments from electrical utilities for electricity sold by the facilities. A third waste-to-energy facility located in Telogia, Florida, which was acquired in late 1996, utilizes biomass waste as its source of fuel to be combusted for the production of electricity for sale to the local electric utility. During May and June of 1997, the Company retrofitted this facility to increase its processing capabilities prior to combustion and upgrade its combustion technologies for life extension to be in line with the Company's other waste-to-energy facilities. This is the first example of the Company's strategy of acquiring a troubled facility at substantial discounts to replacement value, retrofitting the facility with increased processing capacity and improved combustion technology, beneficially utilizing by-products of processing and combustion and financially re-engineering the facility's capital structure. (See -- "Waste to Energy and Waste Processing Facilities -- TEII -- TERI")The Company also operates two wood processing facilities in Lewiston, Maine and Cairo, Georgia. The Company's facilities in Maine provide 60% of the long-term MSW disposal capacity for the State of Maine.

     The Company also owns a 60% limited partnership interest in a limited partnership which operates a permitted municipal waste combustor ("MWC") ash recycling facility in Nashville, Tennessee (the "Nashville Facility"). This facility, which commenced operations in 1993, is the first commercially operational MWC ash recycling facility in the United States.

     To solidify its business base in Maine and expand its integrated waste handling business vertically and geographically, the Company made a number of strategic acquisitions and financings during 1997.

     The Company acquired the exclusive right to own and operate a MWC ash recycling facility in the State of Maine, similar to the Nashville Facility, utilizing certain proprietary technology developed by American Ash Recycling Corp., a Florida corporation ("AAR").

     AAR's proprietary MWC ash recycling process, which is being utilized in the Nashville Facility, recovers substantial quantities of metal contained in MWC ash residue and, after removing unburned materials, converts the remainder of the ash into a high grade aggregate which is sold for beneficial reuse in commercial construction, asphalt, concrete and roadbed material applications. AAR's process recovers both ferrous and non-ferrous metals, which are cleaned to enhance their value in the scrap metal markets. AAR's process also removes unburned combustibles through the utilization of proprietary air separation processes. The Company is seeking the regulatory approvals required to utilize the AAR as recycling technology at its waste-to-energy facilities in Maine. All approvals have not been obtained and such ash residue is not currently being recycled.

     In June 1997, the Company refinanced $13.4 million of tax-exempt debt issued on behalf of TERI. The transaction resulted in the replacement of variable rate bonds which bore interest at rates between 3 1/2% and 4 1/2% in 1997 with 7% fixed coupon rates notes with an average maturity of 4 years and the elimination of the credit enhancement provided by the Bank of Montreal. The credit enhancement elimination had been a condition in the original acquisition of Timber Energy Investments, Inc. ("TEII") from Continental Casualty Company together with its subsidiaries, ("CNA"), which was completed in November 1996.

     Also in June 1997, the Company sold its series A convertible preferred stock, par value $8 ("Series A Convertible Preferred Stock"), to a fund managed by First Analysis Corporation and certain individuals for $3.9 million.

     In August 1997, the Company acquired all of the outstanding common stock of Zaitlin an environmental recycling company based in Biddeford, Maine. Zaitlin operates processing, brokering and storage facilities in Maine and Massachusetts. The acquisition also included the purchase by the Company of all of the outstanding common stock of DDS, a company engaged in the destruction of confidential records. The purchase price consisted of $500,000 in cash and 200,000 shares of the common stock of the Company ("Common Stock") and the assumption of $2.3 million of existing debt. Zaitlin has been in the recycling industry since 1917 and deals in all grades of waste paper, non-ferrous metals and some plastics. Sam Zaitlin, the former president of Zaitlin, joined the Company in an executive capacity. Mr. Zaitlin formerly served as a member and chairman of Maine's Board of Environmental Protection. He is a recent past chair of the Maine Chamber and Business Alliance, the state's leading business organization.

     In August 1997, KeyBank, National Association ("KeyBank") increased the Company's line of credit from $1 million to $6 million. The line with KeyBank was further increased to $11 million in November 1997 and $22 million in March, 1998.

     In August 1997, the Company sold the facility of Timber Energy Plastics Recycling, Inc. a wholly-owned subsidiary of TEII ("TEPRI"), in Tuscaloosa, Alabama to a group of investors and employees for $280,000 in cash and notes. TEPRI's Tuscaloosa facility was acquired in November 1996 as part of the TEII acquisition transaction. The sale of the Tuscaloosa facility, which is engaged in plastic film recycling, is consistent with management's strategy of focusing on the Company's core businesses.

     In August, the Company completed a placement of 856,000 shares of its series B convertible exchangeable preferred stock, par value $25 ("Series B Preferred Stock") for $21,400,000.

     In September 1997, the Company acquired K-C Industries, Inc. ("K-C"), an international marketing and trading company specializing in secondary fiber, pulp and paper worldwide. K-C was established in 1976 and is headquartered in Portland, Oregon with offices in Lakewood, New Jersey, Hartford, Connecticut, Los Angeles, California, Rio de Janeiro, Brazil, Seoul, South Korea and Barcelona, Spain. The purchase price included $1.85 million in cash and 425,014 shares of Common Stock. K-C's current sales volume approximates 460,000 tons per year. K-C rounded out the Company's full service materials handling and processing strategy by integrating K-C's marketing team with the Company's existing operational and financial expertise. K-C broadens the Company's marketing and distribution channels by adding to the capabilities which exist in KTI Specialty, Zaitlin, the Charlestown Facility, the Chicago Facility, the Newark Facility and Manner.

     In September and November 1997, the Company increased its ownership in PERC to 71.29% by purchasing a 64.29% limited partnership interest from Prudential Insurance Company of America ("Prudential") in two separate transactions for an aggregate purchase price of approximately $14.5 million. The completion of these transactions are part of the Company's ongoing strategy to maximize its ownership of the waste to energy facilities which it operates.

     In October 1997, Wexford Management Company LLC of Greenwich, Connecticut converted the entire principal amount of $5 million of the Company's 8% convertible note which it held into 618,609 shares of Common Stock.

     In November 1997, the Company completed the acquisition of three state-of-the-art high capacity recycling plants in Boston, Massachusetts, Chicago, Illinois and Newark, New Jersey which collectively are capable of processing and marketing approximately 50,000 tons per month of post consumer and commercial recyclables. Purchased by virtue of an order to sell such plants from a bankruptcy court, the plants are the former assets of Prins Recycling Corp. ("Prins"). The purchase price of the acquisition was approximately $15.1 million and was financed in part by a term loan from KeyBank in the amount of $7.5 million and borrowings under the KeyBank credit line. This acquisition added municipal and commercial recycling programs to the Company's comprehensive solid waste disposal services.

     On January 15, 1998, the Company acquired Vel-A-Tran Recycling, Inc. ("Vel-A-Tran") for approximately $1.1 million in cash. Vel-A-Tran is headquartered in Billerica, Massachusetts. Vel-A-Tran is in the business of recycling high-grade paper and fiber products in the New England area. The Company expects to consolidate Vel-A-Tran's operations into the Company's facilities in Charlestown, Massachusetts. Vel-A-Tran had revenues of approximately $1.0 million in 1997. The management of Vel-A-Tran will be responsible for managing the high grade paper and fiber recycling operations of the Company in the New England area.

     On January 30, 1998, the partners in PERC, the Municipal Review Committee, Inc., a Maine not-for-profit corporation (the "MRC"), which represents 130 municipalities served by PERC ("Charter Municipalities"), and Bangor-Hydro Electric Company ("Bangor Hydro"), executed an agreement, dated as of December 31, 1997 (the "Restructuring Agreement"), outlining the principal terms of a restructuring of PERC's power purchase agreement with Bangor Hydro (the "Bangor Hydro PPA") and certain provisions relating to amendments to the waste disposal agreements between PERC and the 130 municipalities represented by the MRC (the "Waste Disposal Agreements"). At the same time, the partners in PERC and Bangor Hydro entered into a commitment with The Finance Authority of Maine ("FAME") to refinance the existing tax exempt bonds issued to finance the original construction of the PERC facility. Both documents contain significant conditions to closing, which are not entirely in the control of the parties to such documents. Accordingly, no assurance can be given that the Company will be able to complete the transactions contemplated by such documents.

     On February 4, 1998, the Company purchased Total Waste Management Corporation ("Total Waste Management") for approximately $1.375 million in cash. Total Waste Management is headquartered in Newington, New Hampshire. Total Waste Management is in the business of emergency response, site remediation, tank cleaning, assessment and removal, waste oil and waste water recycling and hazardous and non-hazardous waste management in the New England area. Total Waste Management had revenues of approximately $4.2 million in 1997.

     On February 5, 1998, all of the 447,500 issued and outstanding shares of the Series A Convertible Preferred Stock were converted into 447,500 shares of Common Stock.

     The Company's current business plan for its integrated waste handling business includes the following elements: to (i) maximize the RDF production and operating efficiencies at the Company waste-to-energy facilities, (ii) continue to focus on lowering expenses of its waste-to-energy facilities by identifying less costly means of disposing or recycling of MSW process and ash combustion residues produced by its waste-to-energy facilities, (iii) utilize its expanded specialty waste disposal capabilities (e.g. an increase in the amounts of specialty waste processed by the Company is planned to offset the effects of the seasonal nature of the traditional MSW market and the uncertainties of the MSW spot market, which would increase revenue due to the higher tipping fees that the Company believes its facilities will be able to charge for processing such wastes), (iv) enhance the value of its wood waste processing business by expanding the utilization of available capacity through the acquisition of additional materials and expanding the menu of materials processed, (v) recycle ash produced by waste-to-energy facilities, (vi) expand its waste brokerage service, and (vii) utilize its experience gained in restructuring Maine Energy's power supply contract, in waste handling and processing, turning around troubled facilities and operating waste facilities by acquiring an interest in or assuming operational responsibility for other waste disposal or recycling facilities in financial or operational distress.

     The implementation of parts of the foregoing business plan has only recently commenced and there can be no assurance that such plan will be successful.

WASTE-TO-ENERGY TECHNOLOGY

     The two MSW waste-to-energy facilities developed by the Company utilize RDF technology, which emphasizes both materials separation prior to the combustion of MSW and the production of high quality fuel. In the RDF processes utilized by the Company, non-combustible materials, such as ferrous metals, glass, grit and fine organic materials, are separated from MSW, which allows for recycling of non-combustible material and, in addition, yields a more homogeneous and efficient fuel for electric power generation, more acceptable air emissions and decreased quantities of ash residue from combustion. The use of supplemental fuels, such as woodchips, tire chips, natural gas and fuel oil, allows the Company to compensate for seasonal variations or temporary interruptions in MSW deliveries or temporary fluctuations in the quality of the RDF used in the power production process. The combustion of RDF either alone or with supplemental fuels results in superheated steam that is delivered to a single steam turbine generator in each facility, each of which generates electricity that is transmitted through interconnection equipment to Central Maine Power Company ("Central Maine") and Bangor Hydro, respectively, pursuant to power purchase agreements with Maine Energy and PERC.

     Ash residue is the remaining by-product of the Maine Energy and PERC facilities' energy generation process. The facilities have disposed, and currently dispose, of their ash residue at landfills located within the State of Maine that are licensed by the Maine Department of Environmental Protection ("MDEP"). The Company has acquired the exclusive rights to utilize AAR's ash recycling technology in the State of Maine and is seeking the regulatory approvals required to recycle its ash residues at its facilities, but such ash residue is not currently being recycled. There can be no assurance that the Company will be able to recycle its ash residue. The Company currently utilizes the AAR technology to recycle ash generated at the Nashville Facility.

WASTE-TO-ENERGY AND WASTE PROCESSING FACILITIES

  MAINE ENERGY

     General

     Maine Energy is a limited partnership organized in 1983 for the purpose of developing and owning a waste-to-energy facility located in Biddeford, Maine. The Company, through its subsidiaries, owns a 74.15% interest as the sole general partner and one of three limited partners of Maine Energy. The other two limited partners are CNA Realty Corp. ("CNA Realty"), a subsidiary of CNA Financial Corporation, and Energy

National, Inc. ("ENI"), an affiliate of NRG Energy, Inc. ("NRG"), each of which own a 9.6% and 16.25% interest in Maine Energy, respectively.

     Maine Energy Facility

     The Maine Energy facility occupies an approximately 9.1 acre site owned by Maine Energy in the City of Biddeford, Maine. The facility provides waste disposal services to municipalities in central and southern Maine. The nominal waste disposal capacity of the facility is 245,000 tons per year. The volume of waste processed at the Maine Energy facility in 1997 was 254,354 tons.

     Financing of Maine Energy Facility

     The construction of the Maine Energy facility was financed with the proceeds from the sale of $85 million original principal amount of variable rate demand resource recovery bonds issued by the city of Biddeford in two offerings (the "Biddeford Bonds"), which were issued in 1985 and secured by a letter of credit from a group of banks, and a $22 million equity investment by Maine Energy's original limited partners, CNA Realty, ENI and Project Capital 1985 ("Project Capital"). The partners subsequently made additional investments in the aggregate amount of $24.7 million in the form of subordinated loans with an interest rate of 12% per annum, which are payable solely out of distributable cash flow of Maine Energy. In May 1996, the Biddeford Bonds and the associated letter of credit were retired.

     During 1997, the Company acquired $2,456,000 principal amount of such subordinated loans from Project Capital. Maine Energy also retired $2.0 million of subordinated loans during 1997. The balance of the subordinated loans due to CNA Realty and ENI at December 31, 1997 was $11,949,000. While the Company believes that distributable cash flow from the facility's operations will be adequate to cover future annual interest requirements on the subordinated loans, there can be no assurance that this will occur.

     Management and Fees

     An indirect subsidiary of the Company, Kuhr Technologies, Inc. ("Kuhr"), is the sole general partner and manager and has control of the day to day business of Maine Energy.

     Under the terms and conditions of an operation and maintenance agreement with Maine Energy, a subsidiary of the Company, KTI Operations, Inc. ("Operations"), also administers, operates and maintains the Maine Energy facility and is paid an amount equal to the actual operating costs of the Maine Energy facility plus a monthly fixed fee, currently set at approximately $43,000 and subject to an inflationary adjustment annually. The agreement also provides for incentive payments to Operations employees at the Maine Energy facility in the event expected performance standards are exceeded. As a result of such expected performance standards being exceeded, aggregate incentive payments in the amount of $127,000, $203,000 and $202,000 have been paid to Operations employees during 1997, 1996 and 1995, respectively.

     Power Purchase Agreement

     The electricity produced by the Maine Energy facility is sold to Central Maine pursuant to the power purchase agreement (the "Central Maine PPA") with Central Maine. Central Maine serves more than 490,000 customers in an 11,000 square mile service area in central and southern Maine and purchases substantial amounts of power from Canadian utilities as well as independent power producers such as Maine Energy. In 1997, the Company derived approximately $15,249,000, or 15.9% of its revenues, from the sale of electricity to Central Maine.

     In May 1996, Maine Energy restructured its agreement with Central Maine by entering into a series of agreements (the "1996 Agreements") with CL Power Sales One, L.L.C. ("CL One") and Central Maine, which provided for the purchase of Maine Energy's available power generation capacity by CL One, and by amending the Central Maine PPA (together with the 1996 Agreements, the "Agreements"). CL One made an initial payment of $85 million and agreed to make additional quarterly payments through May 31, 2007 to Maine Energy as a portion of the purchase price and for reimbursement to Maine Energy of certain expenses.

In consideration of its payments to Maine Energy, CL One was assigned all rights to capacity from the Maine Energy facility through May 31, 2007. In the restructuring, the term of the Central Maine PPA was extended from May 31, 2007 to December 31, 2012. Pursuant to the Agreements, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents per kilowatt hour ("kWh") which escalates annually by 2%. Beginning June 1, 2007 until the expiration date of the Central Maine PPA, Maine Energy is to be paid market value for both its energy and capacity by Central Maine.

     Under the terms of the Central Maine restructuring, a $45 million letter of credit was issued to Central Maine by ING (US) Capital Corporation ("ING"). If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity (a "100,000,000 kWh test") and Maine Energy does not have a force majeure defense (such as physical damage to the plant and other similar events), Maine Energy will be obligated to pay $3.75 million to Central Maine as liquidated damages. Such payment obligation is secured by the ING letter of credit. In each year in which 100,000,000 kWh is produced, the balance of the ING letter of credit is to be reduced by $3.75 million. If, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity (a "15,000,000 kWh test") and Maine Energy does not have a force majeure defense, Maine Energy is obligated to pay the then balance of the ING letter of credit to Central Maine as liquidated damages. In 1997, the 15,000,000 kWh test was met in January and the 100,000,000 kWh test was met in August, resulting in a reduction of the amount of the ING letter of credit to $37.5 million. With respect to 1998, the 15,000,000 kWh test was met in February, although past performance is no indication of future performance.

     Management of the Company restructured its relationship with Central Maine because it believes that the Agreements, which reduced the outstanding indebtedness of Maine Energy, should allow the Company upon refinancing or repayment of the reduced subordinated debt, access to Maine Energy's available cash flow. The restructured Central Maine PPA will allow Maine Energy to be more competitive when electric utility deregulation legislation passed during 1997 by the State of Maine becomes effective in the year 2000. The foregoing estimate of increases in cash flow and competitive advantage, however, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth herein due to, among other factors, (i) failure to achieve the levels of power production projected by the Company or (ii) levels of expenses greater than those projected by the Company, and, accordingly, there can be no assurance that the Company will experience such an increase in cash flow and competitive advantage as a result of such transactions.

     Long-Term Waste Handling Agreements

     Approximately 30% of the MSW provided to Maine Energy is delivered pursuant to waste handling agreements with eighteen (18) municipalities with terms expiring on June 30, 2007 or later. The agreements are substantially similar in content except that (i) the sixteen (16) "charter" municipalities are entitled to various concessions as a result of having participated in the financial restructuring of Maine Energy in 1991, and (ii) the two "host" municipalities of Biddeford and Saco (both of which are charter municipalities) pay tipping fees in the amount of one-half of those paid by the other charter municipalities. The municipalities currently pay tipping fees to Maine Energy for the disposal of MSW ranging as of December 31, 1997 from $20.75 per ton, in the case of the two host municipalities of Biddeford and Saco, to $41.50 per ton, which are subject to adjustment. The annual tipping fees charged to the municipalities are increased (but not decreased) each year for inflation and any increases in variable "pass through" costs, such as interest costs and disposal fees for residues. The municipalities are also responsible for costs associated with changes in law. Maine Energy was not entitled to an increase in tipping fees in 1997 for variable "pass through" or change in law costs. Approximately 28% of Maine Energy's total revenue in 1997 was attributable to these long-term waste handling agreements.

     Under the Maine Energy long-term waste handling agreements, each municipality has agreed to deliver acceptable waste to the Maine Energy facility in an amount equal to its "Guaranteed Annual Tonnage." Maine Energy is required to accept up to 110% of each municipality's Guaranteed Annual Tonnage. A municipality is required to pay to Maine Energy the tipping fee for the amount of any shortfall from its Guaranteed Annual Tonnage. As a corollary to the "put-or-pay" delivery guarantee, each municipality enacted a flow control ordinance pursuant to Maine law which designates the Maine Energy facility as the exclusive disposal or reclamation facility to which all acceptable waste generated within the municipality must be delivered regardless of which entity picks up waste in such municipality. See "Governmental Regulations -- Flow Control."

     Each municipality has the right, once a year, to terminate its long-term waste handling agreement on one year's prior notice. The Company does not believe that currently there is a material risk that the municipalities would exercise their respective rights to terminate their agreements, as the Company does not believe that there are currently any less costly alternative long-term means of MSW disposal available in Maine Energy's market area.

     Other Sources of Waste

     The Company has short-term MSW disposal contracts with additional municipalities with terms expiring in 1998 through 2003 that provide Maine Energy with approximately 64,000 tons per year of MSW, and short-term contracts principally with one to three year terms with commercial and private waste haulers that provide approximately 94,000 tons per year of MSW to the Company. The balance of Maine Energy's capacity is utilized by spot market MSW and specialty wastes.

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

  PERC

     General

     PERC is a limited partnership organized in 1983 for the purpose of developing and owning a waste-to-energy facility located in Orrington, Maine. A subsidiary of the Company, PERC Management Company ("PMC") owns a 71.29% general and limited partnership interest in PERC. The other partner of PERC is ENI, which has both a general and limited partnership interest representing an aggregate 28.71% ownership percentage. During 1997, in two transactions, the Company acquired its limited partnership interests representing a 64.29% ownership percentage for an aggregate purchase price of approximately $14.5 million.

     Acquisition of Limited Partnership Interests

     On September 30, 1997, the Company purchased a 49.5% limited partnership interest in PERC from Prudential for approximately $11.7 million in cash. In addition, the Company assumed certain liabilities of Prudential in the amount of $200,000 and issued letters of credit to Morgan Guaranty Trust Company of New York for approximately $3.9 million, replacing obligations of Prudential to Morgan Guaranty Trust Company of New York. At the same time, the Company paid $300,000 for an option to buy the remaining 14.79% interest of Prudential in PERC at a price of $2.1 million. On November 12, 1997, the Company exercised its option and purchased the remaining 14.79% interest held by Prudential.

     Following these purchases, the Company's interest in PERC increased to 71.29%. ENI holds the remaining 28.71% interest in PERC, 3% as general partner and 25.71% as a limited partner.

     Prior to the September 30, 1997 limited partnership interest acquisition, the Company accounted for its 7% ownership interest under the equity method.

     PERC Facility

     The PERC facility occupies an approximately 40.3 acre site owned by PERC in the town of Orrington. The facility provides waste disposal services to 230 municipalities in Penobscot, Hancock, Waldo, Piscataquis, Somerset, Knox, Kennebec, Lincoln and Aroostook Counties, Maine. The nominal waste disposal capacity of the facility is 325,000 tons per year. The PERC facility processed 275,406 and 253,523 tons of MSW in 1997 and 1996, respectively.

     Management and Fees

     ENI and PMC are both general partners of PERC. ENI and PMC each have one representative on a management committee, which is generally given full authority and discretion with respect to PERC's business, except as delegated to PMC the managing general partner. However, certain matters acted upon by the management committee, such as the addition of new partners or the transfer of partnership interests and the approval of the terms and conditions of any contract pursuant to which PERC would expend or receive $100,000 or more in any year, must be presented to the general partners for approval or rejection.

     Primary day-to-day responsibility for operating the PERC facility has been contracted to ESOCO Orrington, Inc. ("ESOCO"), a subsidiary of ENI, pursuant to an operating and maintenance agreement. The term of the agreement is for five years, with renewals for successive five year terms.

     PMC also earns an annual management fee from PERC. The base amount of the fee was set in the PERC partnership agreement subject to annual adjustments on the basis of the U.S. Consumer Price Index Urban Annual Percentage change as published by the U.S. Department of Labor Bureau of Labor and Statistics from year to year (the "Consumer Price Index") and was $431,000 for the year ended December 31, 1997. The subsidiary of the Company was due $2,151,000 on account of accrued management fees as of December 31, 1997, which represent the unpaid portion of management fees earned by the Company through March 31, 1991. However, this amount is eliminated in preparation of the Company's consolidated balance sheet at December 31, 1997. Payment of the accrued management fees currently are restricted by the terms of the PERC partnership agreement to the extent of 10% of cash flow otherwise distributable to equity owners. The Company also receives an annual cooperator's fee which was $55,000 for the year ended December 31, 1997.

     In 1997, the Company was entitled to receive $686,000 as a result of PERC's operations during 1996, $389,000 of which was paid to ENI in repayment of contributions to PERC made by ENI on behalf of the Company. As of December 31, 1997, the balance due to ENI was $1,072,000.

     The Power Purchase Agreement

     The electricity produced by the PERC facility is sold to Bangor Hydro pursuant to a power purchase agreement with Bangor Hydro ("the Bangor Hydro PPA"). Bangor Hydro serves approximately 97,000 customers in a 4,900 square mile service area in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook, Maine. In 1997, the Company derived approximately $18,593,000 or 19.3% of its revenues, from the sale of electricity to Bangor Hydro.

     Under the terms of the Bangor Hydro PPA, Bangor Hydro has agreed to purchase all electricity generated by the PERC facility up to 25 megawatts (the practical limit of the facility's equipment). The Bangor Hydro PPA rate formula is currently favorable to PERC, providing a contract rate of 11.7 cents per kWh for 1997 up to a maximum of approximately 166,000,000 kWh in a calendar year, net of electricity consumed at the facility. PERC is paid at a lower rate for electricity generated above this level. A portion of the contract rate is adjusted annually to reflect changes in inflation. If PERC fails to deliver at least 105,000,000 kWh to Bangor Hydro in any calendar year, PERC is obligated to pay Bangor Hydro $4,000 for each 1,000,000 kWh by which such deliveries fall below 105,000,000 kWh. Although future performance cannot be guaranteed by past results, PERC has never failed to meet this delivery obligation. The profitability of PERC is heavily dependent on the Bangor Hydro PPA.

     On January 30, 1998, the partners in PERC, the MRC, which represents Charter Municipalities and Bangor Hydro, executed Restructuring Agreement, outlining the principal terms of a restructuring of the Bangor Hydro PPA and certain provisions relating to amendments to the Waste Disposal Agreements. At the same time, the partners in PERC and Bangor Hydro entered into a commitment with FAME to refinance the existing tax exempt bonds issued to finance the original construction of the PERC facility. Both documents contain significant conditions to closing, which are not entirely in the control of the parties to such documents. Accordingly, no assurance can be given that the Company will be able to complete the transactions contemplated by such documents.

     The Restructuring Agreement provides that Bangor Hydro will make a one time payment of $6 million to PERC at the time of the closing of the refinancing of the existing tax-exempt debt, and will make additional quarterly payments of $250,000 per quarter for four years, for an additional total of $4 million, and issue warrants for two million shares of Bangor Hydro common stock which will be divided equally between the MRC on behalf of its member municipalities and the PERC partners. The exercise price of such warrants is $7.00 per share and the warrants will expire 10 years after issuance. The right to exercise such warrants will vest over 4 years. In exchange for such consideration, Bangor Hydro will be entitled, assuming performance of all of its obligations under the Bangor Hydro PPA, to receive a rebate of a portion of its purchase price of electric power from PERC, equal to one third of the cash available for distribution from PERC. This transaction is contingent upon, among other things, the closing of a reissuance of the tax-exempt bonds of FAME, pursuant to the FAME commitment.

     The FAME commitment provides for a refinancing of the existing tax-exempt debt which matures in 2004, with an adjustable rate tax-exempt security with an extended maturity of 20 years, with customary fees. The FAME bonds would be backed by the moral obligation of the State of Maine. The refinanced bonds will be secured by substantially all of the assets of the PERC project (including the $10 million to be received from Bangor Hydro), a guaranty of $3 million from the Company and a guaranty of annual debt service, subject to a maximum amount of $4.2 million, by Bangor Hydro. The guaranty by Bangor Hydro is dependent upon receipt of all necessary orders and consents from the Maine Public Utility Commission and Bangor Hydro's lenders.

     The amendments to the Waste Disposal Agreements will be effective upon receipt of acceptance of not less than 50% of the Charter Municipalities (as determined by tonnage delivered to PERC). PERC may terminate the transactions if 25% or more of the Charter Municipalities reject or otherwise object to the transactions. The amendments permit the Charter Municipalities to: (a) make equity contributions to PERC, only and to the extent of the MRC's share of distributable cash from PERC (See -- "PERC -- Long-Term Waste Handling Agreements") and one-half of the Bangor Hydro quarterly payment, of up to $31 million, which will be used to prepay the FAME bonds outstanding, (if all $31 million are contributed the municipalities will own a 50% partnership interest in PERC); (b) purchase all of the remaining PERC interests in 2018 at the then fair market value, in lieu of the existing right to purchase PERC at its then book value in 2004; (c) extend the term of the Waste Disposal Agreements to 2018; and (d) reduce cash available for distribution to the Charter Municipalities to one third from one half.

     The transactions are expected to close in May, 1998. The term sheet provides that if the closing is after May 1, 1998, the financial terms of the transaction are subject to retroactive adjustment. Both documents contain sugnificant conditions, which are not entirely in the control of the parties to such documents. No assurance can be given that the transactions contemplated by such documents can be successfully completed.

     Long-Term Waste Handling Agreements.

     As of December 31, 1997, PERC had in place 127 long-term waste handling agreements, of which 90 cover approximately 130 Charter Municipalities with terms expiring on March 31, 2004, unless sooner terminated, and all of which are substantially similar in content. The agreements provide PERC with approximately 195,000 tons per year of MSW. In addition, PERC receives approximately 18,000 tons per year of MSW from municipalities with whom PERC has short-term waste handling agreements, 20,000 tons per year from commercial haulers and 30,000 tons per year from the spot market. As of December 31, 1997, the municipalities with whom PERC had long-term waste handling agreements pay an average tipping fee of $49.18 per ton to PERC for the disposal of their waste. Total waste processing revenues of PERC in 1997 were approximately $12,593,000, of which approximately 80% was attributable to MSW received from Charter Municipalities.

     The PERC long-term waste handling agreements with the Charter Municipalities are substantially similar to the Maine Energy long-term waste handling agreements, including the inclusion of "Guaranteed Annual Tonnages" and "put-or-pay" provisions and a variable tipping fee for "pass through" and change in law costs.

     Each Charter Municipality has the right to receive a pro rata credit against tipping fees, which credits are known as "Performance Credits" and may be used to reduce future tipping fee payments at the option of the Charter Municipalities in lieu of cash payment. Performance Credits for 1996 in the amount of $619,000 were paid in 1997. The amount due for 1997 which will be paid during 1998 is approximately $1,101,000.

     On one year's notice, a Charter Municipality may terminate its long-term waste handling agreement as of March 31, 2000 or March 31, 2002. If, as a result of such termination notices received from Charter Municipalities, the aggregate Guaranteed Annual Tonnage of non-terminating municipalities would fall below 180,000 tons, PERC may elect to terminate all waste handling agreements with Charter Municipalities. Currently no Charter Municipality has given any such notice for March 31, 2000. Effective March 31, 2004, Charter Municipalities, acting collectively, which have not previously terminated their PERC long-term waste handling agreements will have three options: (i) to purchase the PERC facility at its book value (as defined) as of March 31, 2004; (ii) to acquire, for $1.00, 50% of all "Distributable Cash" (defined as the revenues of PERC less expenses, amounts credited to reserve accounts and management fees) on or after April 1, 2004; or (iii) to extend the existing waste handling agreements for a period of 15 years. If the PERC Charter Municipalities are unable to agree on the option to select, the option selected by a majority of such municipalities, based upon Guaranteed Annual Tonnage, shall be the option selected. Upon consummation of the Restructuring Agreement, all the options of the PERC Charter Communities described in this paragraph will be terminated. There can be no assurance, however, that the Restructuring Agreement will be consummated.

  TIMBER ENERGY INVESTMENTS, INC.

     General

     Timber Energy Investments, Inc. ("TEII") was formed in 1994 as a holding company, which ultimately owned a majority of common stock of TERI and all of the outstanding stock of Timber Energy Plastics Recycling, Inc. ("TEPRI") and Timber Energy Trucking, Inc. ("TET").

     Acquisition by the Company

     On November 22, 1996, the Company acquired TEII from Continental Casualty Company (together with its subsidiaries, "CNA") and a group of ten individual investors. CNA sold its debt obligations of TEII and equity interests in TEII to the Company for $1.85 million. The remaining ownership interest in TEII and the minority interest in TERI were purchased from the group of ten individual investors for an additional approximately $170,000.

     The Company acquired TERI subject to $13.4 million of tax exempt bonds. As part of its purchase agreement with CNA the Company had also agreed to obtain the release of CNA's reimbursement obligation to the Bank of Montreal, which provided credit enhancement for the $13.4 million of outstanding bonds. On June 4, 1997, the outstanding bonds, together with accrued interest and associated closing costs including the funding of a debt service reserve of $1,340,000 were paid or retired from the proceeds of $13,736,000 of series 1997A and 1997B bonds issued and from cash on hand. In connection therewith, the Bank of Montreal credit enhancement was terminated.

     Timber Energy Plastic Recycling, Inc.

     TEPRI recycled post consumer low density plastic waste into products sold to manufacturers of plastic products.

     On August 12, 1997, the Company sold TEPRI to the management of TEPRI for $30,000 in cash and a $250,000 8% promissory note due on November 10, 1997 which was paid in full when due. From January 1, 1997 to August 12, 1997, TEPRI had revenue of approximately $1.1 million and a loss of approximately $244,000.

     TERI

     General

     TERI is a Texas corporation organized in July 1984 for the purpose of constructing and operating biomass waste power plants. TERI owns and operates a facility located on a 97 acre site in Telogia, Florida, which commended operations in 1988 (the "Telogia Facility"). The Telogia Facility is fueled with biomass wastes.

     Power Purchase Agreement

     Electricity generated by the Telogia Facility is sold to Florida Power Corporation ("Florida Power") under a power purchase agreement (the "Florida Power PPA"). Florida Power Corporation serves more than 1.3 million customers in a 20,000 square mile service area in central and northern Florida. During 1997, approximately 96.4% of TERI's revenue was derived from the sale of electricity to Florida Power, with the majority of the remainder in the form of tipping fees paid by third parties. Under the terms of the Florida Power PPA, Florida Power has agreed to purchase all of the energy generated by the Telogia Facility, net of energy consumed by the facility. The contract rate paid by Florida Power is composed of a monthly capacity fee of $309,000 plus a short-term energy only rate ("STEO") for each kWh delivered. STEO rates ranged from 1.69 cents to 2.09 cents per kWh during 1997. To earn the monthly capacity charge the Telogia Facility must produce power at a rolling 12-month capacity factor of 70%. The Telogia Facility had a 80% capacity factor for 1997. The Telogia Facility has never failed to meet this delivery obligation, although past performance is no indication of future results.

     Biomass Waste Supply

     In 1991, to further improve the supply and lower the cost of fuel for the Telogia Facility, TERI constructed a waste paper densification line at the Telogia site. This line produces a densified fuel pellet from incoming feedstock, which has better burning characteristics than the undensified material. The Company improved this processing line during the renovation of the facility in 1997. The Telogia Facility is continually expanding its menu of biomass waste products that it can process and ultimately dispose of through combustion. Currently the facility receives waxed corrugated, non-recyclable paper, construction and demolition wood wastes, residues from the wood processing industry and waste plastics. The Company is looking to further expand the menu of biomass waste products processed. When the Company acquired the biomass facility, the fuel was procured through waste brokers. As a result, when transportation costs were included, the Telogia Facility paid approximately $1.1 million in 1996 for fuel. The Company's objective is to convert this paid for fuel into tipping fee based material improving the overall economics of the facility. In 1997, the Telogia Facility's net cost of fuel including transportation was reduced to approximately $421,000. The tipping fee material is principally provided under short term contracts and the spot market. During 1997, the Telogia Facility processed approximately 112,000 tons of wood waste and 35,000 tons of waste paper, and generated approximately 98,000 megawatt-hours of electricity, which represented 80% of its annual capacity.

  KTI BIO FUELS, INC.

     General

     The Company's Maine wood waste processing business is operated by the Company's subsidiary, KTI Bio Fuels, Inc. ("KTI Biofuels"). KTI Bio Fuels owned a 75% ownership interest in a predecessor partnership, KTI Bio Fuels, L.P. The sole limited partner of KTI Bio Fuels L.P. was Maine Woodchips Associates, a Maine partnership ("Woodchips Associates"), which held the remaining 25% ownership interest in KTI Bio Fuels, L.P. In February 1997, the Company acquired the 25% interest owned by Woodchips Associates for 10,000 shares of Common Stock and a five year warrant to purchase 2,000 shares of Common Stock at $8.50 per share having an aggregate fair market value of approximately $87,200. Upon acquiring the 25% ownership interest, the Company liquidated the partnership and moved the operation into its wholly owned subsidiary, KTI Bio Fuels. KTI Bio Fuels was organized in 1986 for the purpose of developing and operating a plant in Lewiston (the "Lewiston Facility") to convert treated and untreated wood waste materials into woodchips used as boiler fuel. This facility also converts oversized bulky wastes, such as furniture and mattresses into a biomass boiler fuel.

     The principal source of revenue to KTI Bio Fuels is tipping fees from parties disposing of wood waste at the Lewiston Facility, which is supplemented by revenues from the sale of woodchips and recovered scrap metals. PERC and to a lesser extent Maine Energy utilize woodchips produced by the Lewiston Facility as a supplemental fuel for their RDF combustion processes. In addition to PERC and Maine Energy, KTI Bio Fuels also sells its woodchips to third party biomass power plants in Maine.

     Lewiston Facility

     The Lewiston Facility occupies an approximately 9.7 acre site which is leased from an affiliate of the city of Lewiston for a term expiring 2015 . The facility has the capacity to process up to three hundred (300) tons per day of wood waste materials and consists of a waste processing building, including equipment for the magnetic separation of ferrous metals, and a large storage building where processed woodchips are stored. During 1997, KTI Biofuels processed approximately 45,200 tons of wood waste material at the Lewiston Facility.

  TERI CAIRO FACILITY

     TERI owns a 400,000 ton per shift wood chip mill located in Cairo, Georgia (the "Cairo Facility"). The Cairo Facility was constructed in 1988 to produce wood chips for Stone Container, Corp. ("Stone Container") and incidentally to provide an additional source for a continuing, dependable and economical fuel supply for the Telogia Facility. The Cairo Facility commenced operations in December 1989. Pulpwood is processed for Stone Container under a "process or pay" contract. The contract requires Stone Container to pay $3.40 per ton for up to 240,000 tons per year and $3.00 per ton for all tons processed over 240,000 tons per year. Bark trimmings from the Cairo Facility could provide up to 20% of the fuel requirement for the Telogia Facility. During 1997, the Cairo Facility processed approximately 365,000 tons of virgin wood, which represented approximately 91.3% of its single shift annual capacity, and produced approximately 317,000 tons of wood chips and approximately 48,000 tons of bark trimmings. During 1997, the Company began to market the bark produced to mulch processors. As the Telogia Facility eliminates its need for the Cairo Facility's bark by replacing its purchased biomass fuel with tipping fee material, the Company will increase its marketing activities of the bark for alternative uses.

  KTI ASH RECYCLING, INC.

     Effective March 29, 1996, KTI Ash Recycling, Inc. ("KTI Ash") purchased a 60% interest as a limited partner in American Ash Recycling of Tennessee, a Florida limited partnership ("AART"). The general partner, American Ash Recycling Corp. of Tennessee, a Florida corporation, is the previous owner of the Nashville Facility. AART is carrying on the business of the Nashville Facility. The Company has a priority on the annual distributions of earnings and cash flow from the Nashville Facility to the extent of 75% of the earning and cash flow generated until it receives $315,000 for each year on a cumulative basis.

     In April, 1996, the Company entered into agreements with American Ash Recycling Corp., a Florida corporation ("AAR"), an affiliate of the general partner in AART, pursuant to which the Company acquired a 60% limited partnership interest in a limited partnership formed to operate a municipal waste combuster ("MWC") ash recycling facility in the State of Maine (the "Maine Partnership"). The Company had originally agreed to become a 60% limited partner, if appropriate, in up to eight (8) more ash recycling facilities that may be developed by AAR through December, 1999.

     The Company believes that its efforts to obtain operating permits for the Maine Partnership's ash recycling facility were instrumental in Maine Energy's ability to negotiate a reduced disposal fee with a third-party ash landfill owner. Under the renegotiated contract, Maine Energy's ash disposal fee was reduced to $46 per ton from $76 per ton. Maine Energy contractually agreed to pay 30% of the ash disposal fee savings to the Maine Partnership.

     On October 31, 1997, KTI Specialty Waste acquired AAR's 40% general partner interest in the Maine Partnership for $560,000, and the Maine Partnership has been renamed KTI Ash Recycling of New England, L.P. Since the Company now owns all of the interests in such partnership, the Company has received all of the ash disposal fee savings payable to the Maine Partnership since November 1, 1997. In addition, the Company also obtained the exclusive right to use the AAR technology in the State of Maine. After the consummation of the acquisition of AAR's general partner interest, the Company's agreement to become a limited partner in up to eight additional cash recycling facilities was terminated. In addition, the Maine Partnership is developing a plan to construct an ash recycling operation at one of the Company's waste-to-energy facilities. The Maine Partnership has not yet received regulatory approval for such plan, and there can be no assurance that such approval will be granted.

     AAR's proprietary MWC ash recycling process recovers substantial quantities of metal contained in MWC ash residue and, after removing unburned materials, converts the remainder of the ash into a high grade aggregate which is sold for reuse in commercial construction, asphalt, concrete, and roadbed material applications. AAR's process recovers both ferrous and non-ferrous metals, which are cleaned to enhance their value in the scrap metal markets. AAR's process also removes unburned combustibles through the utilization of proprietary air separation processes.

RECYCLING FACILITIES

  KTI Post Consumer and Commercial Recycling Facilities

     Acquisition of I. Zaitlin and Sons, Inc.

     On August 1, 1997, KTI Recycling, Inc., a subsidiary of the Company ("KTI Recycling"), acquired Zaitlin and DDS. The purchase of Zaitlin included two parcels of real estate, used by Zaitlin in its operation.

     Zaitlin and DDS are headquartered in Biddeford, Maine. Zaitlin, formed in 1917, has a processing, brokering and storage facility in Biddeford, Maine (the "Biddeford Facility"). Zaitlin also had a processing, brokerage and storage facility in Woburn, Massachusetts. The Woburn facility has been closed and the operations transferred to the Company's facility in Charlestown, Massachusetts. Zaitlin buys and sells more than 100,000 tons of recycled materials in the northeastern United States and Canada, handling all grades of waste paper, non-ferrous metals and some plastics. In addition to the expansion of services provided in the Maine market through the Biddeford Facility, Zaitlin's expertise in non-ferrous metal processing and marketing expands the Company's ability to market and process non-ferrous metals at its waste-to-energy plants and wood processing facilities. Maine Energy is currently enhancing its frontend processing to recover non-ferrous metals, such as aluminum. To date, Maine Energy has recovered only ferrous metals from its waste stream. The Company's focus is to utilize Zaitlin to increase Maine's recycling percentage which has been historically low due to Maine's rural population. By utilizing the Biddeford and Charlestown Facilities for recycling, the state of Maine can enjoy the economies of scale more typical of large urban recycling units. The Company also hopes to transfer MSW from the Boston area with the same vehicles used to transfer recyclables from Maine to Charlestown.

     DDS is in the confidential records destruction business. DDS provides an additional service for the Company's customers who desire their waste to be confidentially destructed, including banks and law firms. DDS provides both on and off-site document destruction. In certain circumstances, DDS's shredded documents can either be recycled at the Company's paper recycling facilities or utilized as processed fuel at the Company's waste-to-energy facilities.

     The operations of the Woburn, Massachusetts commercial paper recycling facility have been consolidated into the Company's Charlestown commercial recycling facility. This consolidation allowed for reductions in duplicative administrative and operating costs.

     Acquisition of Prins Recycling Units

     On November 14, 1997, the Company completed the acquisition of three recycling facilities located in Franklin Park, Illinois, a suburb of Chicago, Charlestown, Massachusetts, a borough of Boston, and in Newark, New Jersey. The facilities are operated by wholly owned subsidiaries of the Company. The three facilities are large capacity facilities, capable of processing an aggregate of approximately 50,000 tons of post consumer and commercial recyclables per month.

     The facilities were purchased as part of an asset purchase from Prins pursuant to an order of the Bankruptcy Court for the District of New Jersey. In addition to the facilities, the Company purchased substantially all of the remaining assets of Prins, including cash, accounts receivable and certain causes of action.

     The purchase price was approximately $15.1 million. The purchase was financed in part by a term loan of $7.5 million provided by KeyBank bearing interest at the bank's base rate plus 1.25%, with level monthly principal payments over 84 months. The term loan is secured by a mortgage on the Franklin Park, Illinois facilities, all property and equipment at the three facilities not pledged to third parties and the accounts receivable generated by the three facilities. The balance of the purchase price was paid by cash on hand and by a temporary draw of a portion of the company's revolving line of credit, provided by KeyBank.

     Charlestown Facility

     The Charlestown Facility consists of two buildings leased from two separate landlords. One building, the residential building, is used to process residential or post consumer recyclables and the other building, the commercial building, is used to process commercial recyclables such as high grade paper from printers. The residential building receives old newspaper ("ONP"), old corrugated containers ("OCC") and commingled bottles and cans. These materials are processed on a series of processing lines which separate various grades of paper and OCC through the use of mechanical processes and labor at various picking stations. The process also eliminates waste and non-recyclable paper and plastics. The waste and non-recyclables are delivered to Maine Energy for combustion. The resulting processed ONP and OCC is baled and shipped to domestic and international paper mills.

     The commingled bottles and cans are processed on a separate set of processing lines in the residential building. The material is separated by both mechanical methods, such as eddy current separators for aluminum and belt magnets for ferrous metal, and labor, at picking stations, to separate various grades of plastic and glass by color. The separated products are baled in the case of plastics, ferrous metal and aluminum or crushed in the case of glass. These separated products are sold to manufacturers for use as raw material in the production of intermediate and finished products. Any residual material is either delivered to Maine Energy for combustion or, in the case of mixed color glass, disposed of for use as aggregate or landfill cover.

     The Company has entered into a series of variable rate tipping contracts with municipalities in the Boston area pursuant to which, the residential building of the Charlestown Facility receives ONP, OCC and commingled bottles and cans from several commercial haulers and local municipalities, including the City of Boston and numerous surrounding municipalities. The municipalities currently pay tipping fees for all ONP and OCC delivered to the Charlestown Facility, which range from $18.00 per ton for Boston as host city to

$25.00 per ton. The municipalities are then entitled to receive rebates if the selling prices of recycled paper exceed certain benchmark levels. By providing a budgeting base to municipalities but offering potential revenues should markets improve, the Company has been able to secure five to thirteen year contracts, eliminating costly and time consuming annual or biennial bidding cycle. The Company has structured these variable fee rebate contracts in order to obtain a processing fee from the communities which will not be subject to the swings in the commodity market. As a result of the historic volatility in ONP and OCC prices, communities previously have chosen to bid the services required for their recycling needs annually. The variable fee rebate structure also allows the community to commit for longer periods of time. The commingled bottles and cans delivered under contracts with the communities require a tipping fee per ton to be paid which ranges from $20.00 per ton for Boston as host city to $35.00 per ton. There is no rebate structure under this portion of the contract.

     The Charlestown commercial building processes high grade paper in order to separate the incoming material into several grades ranging from direct pulp substitutes to deinking grades, such as sorted office paper, print shop waste and sorted white ledger. In addition, the facility handles overissue newsprint and OCC, both of which are purchased from large commercial generators or from commercial haulers.

     Incoming material is run over a sorting line, where contaminants are removed and higher value items are extracted for upgrading and separate baling. Thus, direct grades of secondary fiber are produced to meet the demands of specific paper mills, and higher values are obtained. The graded paper is baled and shipped to domestic and international paper mills.

     In addition to consolidating Zaitlin's Woburn facility into the Charlestown commercial building, the Company also acquired Vel-A-Tran of Billerica, Massachusetts in January 1998. Vel-A-Tran is also in the business of recycling high grade paper and fiber in the New England area. Vel-A-Tran operations are being consolidated into the Charlestown commercial building.

     Newark Facility

     The Newark Facility consists of three processing buildings, a small separate office building, and a separate scalehouse, all located within an industrial park. In one building, the Company processes ONP and OCC. In a second building the Company processes post-consumer office wastes, as well as pre-consumer papers from printers and document publishing houses. In a third building, the Company is capable of processing either post-consumer or pre-consumer paper. This facility also currently serves as a commingled materials transloading site.

     Non-recyclable residuals in Newark are handled by third parties. A substantial portion of the ONP received at the Newark Facility currently comes from other recyclers as opposed to directly from municipalities. OCC principally comes from commercial haulers. Almost all ONP and OCC pricing is determined each month based on local end-market prices. The marketplace is highly competitive, due to the presence of several other large operations within a 20 mile radius. A third source of material is another recycling firm located nearby, which pays a fixed fee to have its material processed and baled at the Company's facility, then markets it directly from the Newark Facility. This firm provides up to 25% of the total material processed in this building.

     The second building has two parallel sorting lines which are designed to handle office waste and other mixed grades coming from commercial establishments. The first sorting line accepts "dirty" office mixes which may contain glass, cans, and other non-fiber material. The material is first passed over a screening device which allows all small particles and objects to fall through, while all the paper is carried over onto the sort line. Employees then remove the corrugated and other mixed paper, leaving the higher quality office papers to collect at the end. The second office paper line is designed for clean office mixes with no cans, glass, grit or dirt. On this line, employees then separate high grades such as computer paper and clean white ledger. The remaining material is collected after processing to be sold as low grade paper.

     A section of the second building is also used both to cut books received from printers to extract the high quality paper inside, and also to segregate and store other high quality pre-consumer papers from printers. In some cases, the Company is principally transloading clean, baled material.

     The third building has a sort line and several work areas which can be used for either low grade or high grade paper as well as a tipping area for commingled materials. While the facility currently does not process commingled material, it accepts such materials if accompanied by newspapers. Commingled materials are sold to a third party for $20.00 per ton. Most commingled materials are tipped at no cost.

     Chicago

     The Chicago Facility currently serves the high-grade, pre-consumer market. It consists of a single one-story building with two adjoining buildings that enclose rail sidings, one on each side of the central structure. Each siding is capable of storing six 40-foot boxcars.

     A significant portion of the material which arrives at the Chicago Facility has been baled at the supplier's facility. Suppliers are generally large printing operations with significant recycling and paper recovery activities. Material which arrives loose is sorted and baled.

     The Company's contracts usually call for a rebate based on a percentage of the Official Board Markets' (an industry publication) price for that material for that month. Supplier contracts are for periods ranging from two to five years. There are fewer suppliers for the Chicago Facility than for the Newark or Boston commercial operations; this is due to the volume generated by the very large printers with whom the Company has contracted. Almost all of Chicago's material is sold to domestic paper mills, as compared to Boston and Newark, which sell more than half of their materials to overseas customers.

MARKETING

     The Company's marketing activity was significantly broadened during 1997 with the acquisition of K-C and Zaitlin. The Company's marketing services have expanded from its historical focus on contract acquisition for biomass, municipal solid and specialty waste materials supply to the Maine Energy facility, the Lewiston Facility, the Telogia and Cairo Facilities and the PERC facility. The Company now markets a wide variety of recycled commodities, including all grades of secondary fiber and ferrous and non-ferrous metals and plastics. The Company currently is soliciting waste handling agreements for the Maine Energy facility from municipalities and commercial waste generators in Maine and in nearby areas such as northern Massachusetts and southern New Hampshire. The Company intends to enter into contracts from one to six years in duration in order to stabilize supply while retaining the ability to take advantage of any upward movement in regional disposal fees. The Company has recently assumed additional marketing responsibilities at PERC due to its increased ownership under which the Company will attempt to fill the approximately 75,000 tons of annual capacity of PERC currently being utilized by combusting supplemental fuels. The Company intends to utilize the spot market for MSW to fill the available capacity at PERC.

     Disposal of oil soaked wastes, industrial wastes, out-dated pharmaceuticals, cosmetics and other commercial wastes, known generally as "specialty wastes," is another large potential market for the Company. The MDEP has granted a permit to Maine Energy that allows the Maine Energy facility to accept a broad variety of specialty wastes for disposal by combustion. The Company believes that tipping fees on specialty wastes are substantially higher per ton than MSW delivered on a spot market basis and therefore provides an opportunity for improved operating margins on Maine Energy's available capacity. There can be no assurance that improved operating margins will result from tipping fees on specialty wastes, or if so, to what extent.

     The Company markets its specialty waste capacity through retail brokers who sign contracts with KTI Specialty Waste, a wholly owned subsidiary of the Company. On October 18, 1996, KTI Specialty executed an Operating Agreement with Pine Tree Waste, Inc. ("Pine Tree") establishing Specialties Environmental Management Company, LLC, a Maine Limited Liability Company ("SEMCO"). On February 4, 1998, the Company acquired Total Waste Management, a company engaged in waste management in the New England area. SEMCO and Total Waste Management provide services on a retail basis to municipal, commercial and industrial customers to dispose of certain solid and liquid wastes in the New England Region, concentrating on: (a) premium priced unusual or difficult to dispose of wastes; (b) in and out of jurisdiction municipal solid waste; and (c) construction and demolition waste, including treated and untreated wood waste. Both SEMCO and Total Waste Management have entered into contracts with Maine Energy to dispose of acceptable material at Maine Energy's Biddeford facility for a term of five years which may be extended for an additional five year period at set tipping fees, adjusted annually for changes in the consumer price index.

     At the Lewiston Facility, most tipping contracts have durations of one year or less. Most of the wood waste materials processed by the facility are acquired as a result of bids on specific demolition or disposal projects concentrated in Maine or in nearby states such as New Hampshire, Massachusetts and Connecticut.

     In order to mitigate the effects of competition in these areas from companies that operate portable wood chipping equipment, KTI Bio Fuels has expanded its marketing staff, initiated a waste brokerage business and entered the oversized bulky waste ("OBW") market. KTI Bio Fuels is processing OBW such as mattresses, box springs, furniture, wooden pallets and other similar waste materials, which is shredded and blended with other process materials to be delivered for ultimate disposal through incineration at the PERC facility.

     In marketing the services of the Lewiston Facility, the Company emphasizes its integrated waste handling capabilities to ensure wood waste producers such as electric and telephone utilities, railroads and other large scale wood waste generators that their waste will be processed and completely destroyed through ultimate incineration at either the Maine Energy or PERC facilities or at other approved incinerator facilities that currently are doing or may do business with KTI Bio Fuels. The Company's integrated disposal facilities provide wood waste or OBW generators with disposal procedures that eliminate many potential future liabilities associated with the disposal of wood wastes by conventional means such as landfilling. Management of the Company believes that if landfill capacity becomes scarcer, the availability of wood waste from within Maine for use by the Lewiston Facility may increase. Through direct marketing and broker affiliations, the Company plans to secure new regional accounts.

     Manner has a marketing staff of seven commission based recycled plastic brokers. This staff identifies industrial customers with scrap plastic resins which can be utilized in value added recycling plants. Manner manages the movement of all material through internal truck brokers.

     The Telogia Facility historically marketed its biomass waste capacity to brokers of waste materials resulting from the chipping of pulpwood. The Telogia Facility has been receiving the biomass waste (bark mulch and wood fines) from the Cairo Facility. Due to the requirement of transporting the material approximately 60 miles to the Telogia Facility from the Cairo Facility, this fuel supply actually costs TERI approximately $8.00 per ton. The Company is currently directly marketing TERI's biomass waste capacity to generators of residual waste from wood processing industries, clean construction and demolition wood debris, and non-recyclable paper products. The Company's objective is to convert the paid for fuel into tipping fee based material thereby both reducing fuel costs and increasing revenues of the Telogia Facility. The Company will initially attempt to bring the net costs of fuel acquisition to zero for the Telogia Facility and ultimately attempt to produce net revenues from the tipping fee based material. As the Telogia Facility becomes less dependent on the Cairo Facility for fuel supply, the Cairo Facility biomass waste, particularly bark mulch, can be marketed for sale to third parties producing additional revenues for the Company.

     K-C markets secondary fiber, pulp and paper worldwide with offices in Portland, Oregon, Lakewood, New Jersey, Hartford, Connecticut, Los Angeles, California, Rio de Janeiro, Brazil, Seoul, South Korea and Barcelona, Spain. K-C is responsible for marketing all of the Company's recycled paper and OCC, including all domestic and international shipping requirements. K-C has integrated into its operations marketing personnel from Zaitlin, Prins and Vel-A-Tran. K-C also actively trades secondary fiber pulp and paper for third party recyclers and paper producers.

COMPETITION

     The Company faces significant competition in each of its waste handling markets. Maine Energy and PERC compete with landfills and several waste-to-energy facilities and municipal incinerators in Maine and the New England region. However, the volume of MSW produced in the New England region has historically increased and the Company believes that it is likely to continue to increase, while the availability of landfills for waste disposal is likely to continue to decline. Even though the implementation of recycling programs to reduce MSW has increased, the Company believes that there are limits on the percentage of MSW that ultimately can be recycled and that alternatives for disposal of MSW will continue to be needed. In addition, the Company has begun to focus on the industrial waste market as an ancillary source of waste for the Maine Energy and PERC facilities and as a means of reducing its reliance upon the MSW market. Specifically, KTI Specialty and SEMCO have been formed to acquire specialty waste products for these facilities.

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

     The Telogia Facility competes for biomass fuel supply with paper companies which employ on-site power generation. As the Company moves toward tipping fee based waste fuels, this facility's dependence on the current fuel supply will be decreased. The Telogia Facility is permitted to combust 100% of such tipping fee based fuels. Competition for tipping fee based material will principally come from landfills whose cost structure is greater than that of the Telogia Facility. Local landfill costs for biomass waste products range from $15.00 to $25.00 per ton, while the cost of processing the material ranges from $5.00 to $8.00 per ton at the Telogia Facility.

     Manner competes with several other recycled plastic brokers and direct marketing from plastic recycling plants for the post industrial plastic scrap and with materials recovery facilities for post consumer plastics. The Company believes that Manner will continue to be competitive as a result of its knowledge of the plastic recycling market and its reputation and relationship with its customers.

     The Company's other recycling subsidiaries which are primarily involved in the waste paper brokerage business face extensive competition. Such businesses operate with relatively thin profit margins. In order to be profitable, the waste paper broker must arrange to simultaneously buy and sell waste paper, while providing a sufficient margin to cover transportation costs and insurance. Generally, paper mills purchase paper under long-term contracts which provide for purchase prices that are adjusted in accordance with a relevant paper price index. A significant portion of the sales made by K-C are to foreign customers, and such sales are contingent upon the availability of letters of credit for such customers.

     KTI Recycling, which operates recycling plants in Boston, Chicago and Newark (formerly owned by Prins), faces significant price competition in each of its markets. The Newark recycling market is burdened with industry wide overcapacity and continual price pressure. Combined with high labor costs, the Newark market currently operates at very low profit margins. In the Chicago market, the Company's recycling plant has relatively low utilization and price competition is extensive. The Company does not believe there are any other facilities in or near the city of Boston which compete directly with the Charlestown Facility.

CUSTOMERS

     Maine Energy, TERI and PERC are contractually obliged to sell all of the electricity generated at their facilities to Central Maine, Florida Power and Bangor Hydro, respectively. The loss of these electricity customers would have a material adverse affect on the business and financial condition of the Company.

     Maine Energy and PERC, along with approved wood burning energy production facilities, purchase the majority of the output of woodchips from KTI Bio Fuel's Lewiston Facility for use as a boiler fuel to supplement their combustion processes.

     The Nashville Facility receives its entire supply of MWC ash from the City of Nashville as a result of the operation of the city of Nashville's Thermal Facility. If the city of Nashville reduces the current level of appropriation or the Nashville Thermal Facility fails to continue to operate, there would be a material adverse affect on the business and financial condition of the Nashville Facility.

     Prins provides recycling services to municipalities, commercial haulers and commercial waste generators whithin a geographic proximity of the respective facilities.

     K-C sells its products, including recyclables processed at other Company facilities, principally to paper manufacturers in the United States, Pacific Rim Countries, Europe and South America.

     Manner sells its products principally to manufacturers in the United
States.

     DDS provides on- and off-site document destruction services for banks, law firms and other commercial establishments who desire confidential destruction.

RAW MATERIALS

     The raw material demands of the PERC facility currently are met mainly by PERC's long-term waste handling agreements with approximately 200 municipalities in Maine. PERC received approximately 75% of its raw materials in 1997 from these municipalities. Maine Energy received 29% of its raw materials in 1997 from 18 Maine municipalities under long-term waste handling agreements and the majority of the balance from commercial and private waste haulers and municipalities with short-term contracts. Maine Energy and PERC are currently exploring other waste material opportunities in order to lessen their reliance on the MSW spot market, including pursuing agreements with commercial waste generators and entering new specialty waste markets. The Company believes that diversifying its raw materials base could be an important factor in gaining stability in the Company's waste material requirements if the MSW market declines due to recycling or other factors. The Company currently has not experienced a decline in the amounts of MSW raw material that it obtains from its current market areas. Because of its attractive tipping fees in recent years, Maine Energy has consistently received and processed waste at its nominal capacity.

     KTI Bio Fuels mainly relies on short-term treated and untreated wood waste disposal agreements for its raw materials requirements. Most of KTI Bio Fuel's wood waste disposal agreements have durations of one year or less, with many of such agreements resulting from bids on specific demolition or disposal projects concentrated in Maine or in nearby states such as New Hampshire, Massachusetts and Connecticut. KTI Bio Fuels is exploring additional wood waste markets in other nearby states such as New York and New Jersey and is also actively seeking additional sources of chemically treated wood waste and OBW for processing at the Lewiston Facility, which would not only expand its raw materials base but also would allow KTI Bio Fuels to charge higher disposal fees for such materials.

     The Telogia Facility utilizes biomass fuels which are a by-product of the paper pulp woodchip industry as its raw material. The Company plans to supplement and ultimately replace this raw material with tipping fee based biomass waste, such as construction and demolition debris and non-recyclable paper products.

     The Charlestown Facility receives a majority of its recyclable material for processing from local municipalities under long term contracts. These contracts provide that all recyclables generated in the jurisdiction of each municipality will be delivered to the Charlestown Facility. The quantity of material delivered by these communities depends on the level of source separation at the constituent households.

     Zaitlin, Vel-A-Tran and the Charlestown Facility's commercial building receive high grade paper from printers and publishing houses. The Chicago Facility's suppliers of high grade, pre-consumer recyclable paper are generally large printing operations with significant recycling and paper recovery operations of their own. The Newark Facility receives a majority of its OCC and ONP from other recyclers and haulers and its pre-consumer paper is received from printers and publishing houses.

     The Nashville Facility relies on the city of Nashville to deliver ash produced by the city's waste-to-energy facility for its raw materials. If in any year the city does not provide sufficient ash for the Nashville Facility, the Nashville Facility may mine ash from the city's landfill.

     K-C obtains its products from other Company facilities, from waste generators and from third party processors.

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

     KTI Bio Fuels is also affected by seasonal factors, as wood waste materials from construction and demolition sites in its market areas are significantly more widely available in the warmer months of the year, when construction and demolition projects usually occur.

     K-C, Zaitlin, the Charlestown Facility and the Newark Facility experience increased quantities of ONP and OCC in November and December, followed by reduced quantities in January, due to increased newspaper advertising and retail activity during the holiday season.

GOVERNMENTAL REGULATION

     General

     The operations of the Company's waste handling businesses are subject to extensive governmental regulations at the federal, state and local levels. The Company believes that its operations are in material compliance with existing laws and regulations material to its business. The laws, rules and regulations which govern the waste handling businesses are very broad and are subject to continuing change and interpretation. No assurance can be given that the Company will be able to obtain or maintain the licenses, permits and approvals necessary to conduct its current business or possible future expansions of its business. The failure to obtain or maintain requisite licenses, permits and approvals or otherwise to comply with such existing or future laws, rules and regulations or interpretations thereof could have a material adverse effect on the Company's operations. The following discussion of statutes, regulations and court decisions are brief summaries, are not intended to be complete and are qualified in their entirety by reference to such statutes, regulations and court decisions.

     Energy and Utility Regulation

     Each of the Maine Energy facility, the PERC facility and the Telogia Facility has been certified by the Federal Energy Regulatory Commission as a "qualifying small power production facility" under The Public Utility Regulatory Policies Act of 1978, as amended ("PURPA") and regulations promulgated thereunder, which grants an exemption for such facilities from most federal and state laws governing electric utility rates and financial organization. A qualified small power production facility is exempt from the Public Utility Holding Company Act of 1935 and from certain state laws and regulations governing electric utility rates and financial organization and, the rates charged by Maine Energy and PERC for their acceptance of waste at their respective facilities are not subject to regulation under existing state and federal law.

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

     The Company's waste-to-energy business, which accounted for approximately 66% of the Company's revenue during 1997, is dependent upon electric utilities that purchase energy produced at the Company's waste-to-energy plants. Pursuant to the Maine Energy PPA, the Bangor Hydro PPA and the Florida Power PPA, these utilities have agreed to purchase electricity generated by the respective waste-to-energy facility at contractually agreed rates. Sales of electricity to these utilities accounted for approximately 63%, 59% and 96% of revenues of Maine Energy, PERC and the Telogia Facility, respectively, in 1997. In the event of the deregulation of electric utilities, certain electric companies may no longer be financially viable. To the extent that any of the electric utilities with whom the Company has contracts is adversely impacted by deregulation, such utilities may not be able to perform their obligations under such purchase power agreements. The State of Maine has recently enacted deregulation legislation which will require the local utilities to transfer their respective contracts with Maine Energy and PERC to newly formed regulated transmission and distribution companies. The costs of such contracts will be passed through to rate-payers beginning in the year 2000 through these transmission and distribution companies.

     Further, there are certain risks that the terms of such power purchase agreements may be altered or changed adversely to Maine Energy, PERC and TERI, primarily due to a bankruptcy of the contracting utility. These risks are particularly heightened at the present time because of the existence of excess energy capacity in the New England area. The rates in the agreements were established based upon predictions made more than ten years ago as to what each of Central Maine and Bangor Hydro would spend to provide the same energy and capacity as Maine Energy or PERC, as applicable, over the terms of the power purchase agreements. Contrary to the assumptions built into the contract prices, energy demand did not grow as fast as predicted and oil prices did not increase, but rather decreased. Central Maine and Bangor Hydro may thus currently purchase energy and capacity on the open market for significantly less than they are obligated to pay Maine Energy and PERC, respectively, under the power purchase agreements.

     Bangor Hydro has negotiated buy-outs of long-term power purchase agreements with certain of its independent producers in order to eliminate or decrease its purchase requirements at high rates.

     Flow Control

     One response by state and local governments to the increasing problems associated with solid waste disposal was the enactment of flow control ordinances which generally require that all waste generated in the municipality enacting the ordinance be directed to a specified disposal site. The purpose of these ordinances was to control the processing of solid waste from the enacting municipalities as a means of controlling waste tipping fee revenues which were relied upon as a means to support the financing and operation of solid waste disposal facilities. The enactment of flow control ordinances was authorized pursuant to Maine law and most of the municipalities with whom Maine Energy and PERC executed long-term waste handling agreements enacted such ordinances. From the municipality's perspective, having such an ordinance in place was a corollary to its agreement to a "put-or-pay" waste handling agreement which requires the municipality to pay a guaranteed annual minimum fee to the waste-to-energy facility regardless of the actual amount of MSW delivered to the facility.

     In May 1994, in C&A Carbone, Inc. v. Town of Clarkstown, the United States Supreme Court struck down, as an unlawful violation of the "commerce clause" of the United States Constitution, a flow control ordinance enacted by the Town of Clarkstown, New York. The Company does not believe that loss of flow control provisions would adversely impact operations at either the Maine Energy facility or the PERC facility. The long-term waste handling agreements for such facilities contractually require the municipalities to pay for waste disposal whether or not the waste is delivered. Therefore, the municipalities have little financial incentive to pay for the disposal of MSW at alternative sites even at lower tipping fees. More significantly, however, the Company believes that the tipping fees charged by both Maine Energy and PERC are less than the long-term tipping fees currently being charged by landfills and other waste incinerators in the region. In addition, the closing of landfills and the remoteness of Maine from urban areas means that there are few disposal alternatives available to Maine municipalities. Finally, as transportation costs are a significant part of total disposal costs, it is unlikely that existing disposal facilities located outside of the Maine Energy or PERC facility waste generation areas would be able to lower their tipping fees to a point that would justify the incurrence of the additional transportation expense. The Company believes that comparatively low tipping fees at the Maine Energy and PERC facilities will make them attractive alternatives to waste generators who may be free to look elsewhere if flow control ordinances restricting their disposal opportunities become unenforceable.

     Environmental Laws

     While increasing environmental regulation often presents new business opportunities to the Company, Maine Energy, PERC and TERI, it likewise often results in increased operating costs as well. The Company, Maine Energy, PERC and TERI strive to conduct their operations in compliance with applicable laws and regulations, including environmental rules and regulations, and have as their goal 100% compliance with such laws and regulations. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management of the Company believes that in the ordinary course of doing business, companies in the environmental services and waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities. At December 31, 1997, there were no pending governmental environmental enforcement proceedings where the Company, Maine Energy, PERC or TERI believe potential monetary sanctions will exceed $100,000. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the plants, equipment, and vehicles of the Company, Maine Energy, PERC or any other operating subsidiary of the Company based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would have a negative impact on the Company's business and operations and could have a material adverse impact on the Company's financial results.

     The Company's waste-to-energy, ash recycling and wood processing business activities at its facilities and its transportation and waste disposal business activities are regulated pursuant to federal, state and local environmental laws. Federal laws such as the Clean Air Act of 1990 as amended (the "Clean Air Act"), and the Clean Water Act and their state analogs govern discharges of pollutants from waste-to-energy facilities to air and water, and other federal, state and local laws such as the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), comprehensively govern the generation, transportation, storage, treatment and disposal of solid waste. These environmental regulatory laws, and others such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), may make the Company potentially liable in the event of environmental contamination associated with its activities, facilities or properties.

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

     Timely applications have been made for the air emissions permits for the Maine Energy, PERC and Telogia facilities. Under Maine regulatory law, a permit continues in effect provided that a timely application for renewal is made. In Maine Energy's case, the application was submitted in compliance with state mandate during August 1996. Thereafter, in December 1996, a public hearing was held by the MDEP on the application and to address the favorable results of an independently conducted health risk assessment pertaining to Maine Energy. Final adjudication is expected during mid to late 1998. In the case of PERC, a renewal application was submitted in advance of the deadline. Final approval is expected in December 1998. Management of the Company believes that the Maine Energy, PERC and Telogia facilties are in compliance with the federal Clean Air Act, its implementing regulations and all other applicable regulations and, therefore, anticipates that the permits will be renewed following the hearings. There can be no assurance, however, that new conditions will not be imposed in the permits or that the permits will be renewed.

     Management of Maine Energy and PERC believe that relationships with Maine environmental regulators are good and there are no pending or, to such management's knowledge, any threatened enforcement actions. The Company, which is responsible for operating the Maine Energy facility, monitors applicable environmental standards and evaluates its selection of technology to ensure that applicable standards are being met.

     The United States Supreme Court determined in City of Chicago v. Environmental Defense Fund, a case interpreting provisions of RCRA, that the generation of ash residue from waste-to-energy facilities in the incineration process is not exempt from hazardous waste regulation. The Company believes that the Supreme Court's decision will have no material adverse effect on operations at the Maine Energy, PERC and Telogia facilities. The ash produced at the Maine Energy and PERC facilities is and always has been tested for hazardous wastes and has generally met the requirements of non-hazardous material according to the regulations implementing RCRA promulgated by the Environmental Protection Agency since their adoption. Any ash residue that is designated as hazardous material is disposed of according to regulations governing the disposal of such material. Moreover, the Company's ash residue is disposed in landfills segregated to accept ash residue only, and, to the Company's knowledge, the landfill facilities at which the ash residue is disposed meet or exceed the applicable standards for such facilities under RCRA. Further, the Company receives indemnification from Waste Management of Maine, Inc. with respect to potential environmental liabilities relating to ash residue delivered for disposal by Maine Energy. There can be no assurance, however, that the current regulations governing the testing and disposition of ash residue will not be modified and made more stringent and require operational or technological adjustments at the Maine Energy and PERC facilities, which adjustments could have a material adverse effect on the operation of such facilities and the financial viability or profitability of the Company.

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

     Total Waste Management ("TWM") is involved in the transportation of both liquid and solid waste. TWM is a fully licensed hazardous waste transporter and operates both a hazardous waste and a special waste transfer facility at its Newington, New Hampshire site. TWM also operates a 700,000 gallon used oil processing and marketing facility at the Newington site. TWM's operations staff is fully trained for emergency response work, industrial service work and tank cleaning, removal and maintenance services. Its compliance and training department is fully staffed to deal with all Occupational Safety and Health Administration, Department of Transportation , US EPA and state rules and regulations.

     TWM is a defendant in a lawsuit filed in the United States District Court of New Hampshire on October 17, 1991 by Kleen Laundry and Dry Cleaning Corp. in Lebanon, New Hampshire. The plaintiff alleges that TWM caused subsurface contamination during the removal operations of several underground petroleum storage tanks. TWM denies the allegation and has retained counsel to defend the lawsuit. The former shareholders of TWM have indemnified the Company against any claims relating to such lawsuit, other than for legal fees.

DISCONTINUED OPERATIONS

     During 1996, the Company disposed of its computer services segment which was composed entirely of Convergent Solutions, Inc. ("CSI"). The sale was completed in two separate transactions. On July 26, 1996, certain assets and liabilities of CSI were sold to CIBER, Inc. ("CIBER")for $5,000,000. Also, on July 29, 1996, after the transfer of certain of CSI's remaining assets and liabilities to CIBER, all of the outstanding common stock of CSI was sold to certain members of CIBER's management for $5,000. In addition, the Company provided cash advances in the form of notes receivable to the buyers of CSI aggregating $444,643 at December 31, 1996. The notes receivable are due on July 29, 2000, but were prepaid on September 24, 1997.

EMPLOYEES

     As of December 31, 1997, the Company had a total of 493 full time employees, comprised of twenty-two (22) full time employees on its corporate staff, eighty (80) full time employees at the Maine Energy facility, sixteen
(16) full time employees at the Lewiston Facility, thirty-one (31) full time employees at the Telogia Facility, six (6) full time employees at the Cairo Facility, fifteen (15) full time employees at the Manner facility in Annapolis, Maryland, ninety five (95) full time employees at the Charlestown Facility, one hundred forty seven (147) full time employees at the Newark Facility, twenty three (23) full time employees at the Chicago Facility, twenty seven (27) full time employees at the Biddeford Facility, thirteen (13) full time employees at the DDS Facility and eighteen (18) full time employees at the K-C facilities. The employees at the PERC Facility and the Nashville Facility are not Company employees. None of the Company's employees are covered by collective bargaining agreements and the Company considers its employee relations to be good.

FORWARD-LOOKING STATEMENTS

     All statements contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts, including but not limited to statements regarding the Company's current business strategy, prospective joint ventures, and plans for future development and operations and predictions of future tipping fees, management fees payable to KTI, future compliance with applicable laws and governmental regulations, future capacity and processing amounts and cash flow and its uses, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, many of which are not within the Control of the Company. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) the availability of sufficient capital to finance the Company's business plan and its other capital needs on terms satisfactory to the Company; (ii) competitive factors such as availability of less expensive waste disposal outlets or expanded recycling programs that may significantly reduce the amount of waste products available to the Company's facilities; (iii) restructuring of the Company's power purchase agreements with Bangor Hydro; (iv) changes in labor, equipment and capital costs; (v) the ability of the Company to consummate any contemplated joint ventures and/or restructuring on terms satisfactory to the Company; (vi) changes in regulations affecting the waste disposal and recycling industries; (vii) the ability of the Company to comply with the restrictions imposed upon it in connection with its outstanding indebtedness; (viii) future acquisitions or strategic partnerships; (ix) general business and economic conditions; and (x) other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2:  PROPERTIES

     The following is a description of the Company's facilities as of December 31, 1997:

  MAINE ENERGY FACILITY

     The Maine Energy facility occupies an approximately 9.1 acre site owned by Maine Energy in the city of Biddeford, Maine and borders the west bank of the Saco River. See "Item 1 -- Waste-to-Energy Facilities -- Maine Energy -- Maine Energy Facility."

  PERC FACILITY

     The PERC facility occupies an approximately 40.3 acre site owned by PERC in the town of Orrington, Maine. See "Item 1 -- Waste to Energy
Facilities -- PERC -- PERC Facility."

  LEWISTON FACILITY

     The Lewiston Facility occupies an approximately 9.7 acre site which is leased from South Park Company, an affiliate of the city of Lewiston, Maine, under a long term ground lease for a term expiring in 2015. Current annual rental charges are approximately $16,000. See "Item 1 -- Wood Waste Processing -- KTI BioFuels -- Lewiston Facility."

  TERI FACILITIES

     The Telogia Facility occupies an approximately 97 acre site under long term lease from St. Joseph Land and Development Company in Telogia, Florida. See "Item 1 -- Waste-to-Energy Facilities -- TEII -- Biomass Waste Supply." The Cairo Facility occupies a 60 acre site in Cairo, Georgia owned by TERI. Total annual rent charges for the Telogia Facility are approximately $58,000 and the term of the lease expires in 2009. See "Item 1 -- Wood Waste Processing -- TERI Cairo Facility.".

  KTI RECYCLING INC.

     KTI Recycling of New England, Inc. occupies two leased properties within the same industrial park in Charlestown, Massachusetts. Post-consumer materials are processed in a 75,000 sq.ft. building sited on approximately 4 acres under a long term lease with annual rental charges of approximately $377,000 including taxes. Pre-consumer materials are processed in a 62,000 sq.ft. building on approximately 2 acres under a long term lease with annual rental charges of approximately $328,000, including taxes. The leases expire in 2003 and 2005, respectively.

     KTI Recycling of New Jersey, Inc. leases three processing buildings and a small office in an industrial park in Newark, New Jersey's Ironbound section. The total leased processing area is approximately 135,000 square feet on a site which is approximately 13.5 acres. The current annual lease cost, including taxes, for the processing and office areas is $500,000. The lease expires in 2006.

     KTI Recycling of Illinois Inc. owns a 72,000 square foot building on a 4-acre site in Franklin Park, Illinois, which is used as a recycling facility. Taxes are approximately $85,880 annually.

  ZAITLIN FACILITIES

     Zaitlin owns two properties: an approximately 1.6 acre site with a building comprising approximately 30,000 square feet of production and warehouse space, and an approximately 50 acre site with a 12,000 square foot production facility, both in Biddeford, Maine.

  MANNER FACILITY

     Manner and Powership Transport lease 1,500 square feet of office space in an Annapolis, Maryland office park. Annual rent charges are approximately $12,000. The term of the lease expires in 1998.

  K-C FACILITIES

     K-C leases office space in Portland, Oregon, 2,352 square feet, and Lakewood, New Jersey, 1,865 square feet, with annual rent charges of approximately $33,000 and $21,000, respectively. The Portland, Oregon lease is with an individual who is an employee and shareholder of the Company. The remaining sales office leases are not considered material to the Company. The lease expires in 2000.

  NASHVILLE FACILITY

     The Nashville Facility, an ash recycling facility, occupies a site provided by the City of Nashville adjacent to the City's ash landfill as part of its contractual relationship with AART. The term of the current contract is through June 30, 1998.

  CORPORATE OFFICES

     The Company's executive offices are located in Guttenberg, New Jersey. The aggregate floor area of these facilities is approximately 5,500 square feet. The lease provides for a base annual rent of approximately $96,000, plus a proportionate share of the increase of expenses such as real property taxes, utilities and maintenance costs. The lease on these offices expires on September 30, 2001 and is renewable by August 1, 2001 for an additional five year term. The lease is from an affiliated party. See "Item 13 -- Certain Relationships and Related Transactions."

     The Company also maintains offices in Saco, Maine consisting of approximately 6,000 square feet of leased office space. The lease provides for an annual rental of approximately $52,500 which increases 3% annually during the term of the lease. The lease expires on December 31, 2002 and is renewable through 2007.

ITEM 3.  LEGAL PROCEEDINGS

     Anthony Buonaguro, a former officer of the Company, instituted arbitration proceedings in New York, New York against the Company on July 1, 1996 for alleged breaches of an employment agreement between Mr. Buonaguro and the Company more than five years prior to the filing of the arbitration proceedings. Pursuant to a settlement agreement, the Company paid Buonaguro $85,000 in December 1997.

     Maine Energy is the plaintiff in a suit in the State of Maine against United Steel Structures, Inc. under a warranty to recover the costs, which were, or will be incurred to replace the roof and walls of the Maine Energy tipping and processing building. The judge in the case entered an order awarding Maine Energy $3,334,400 plus interest from May 10, 1994, to the date of the filing of the lawsuit, and court costs. The defendant filed an appeal on December 19, 1997. There can be no assurance that the Company will be able to collect any amount of this judgement.

     Two lawsuits have been filed on September 30, 1997 and March 6, 1998 by Capital Recycling of Connecticut ("Capital") in a Connecticut State Court against K-C, certain officers of K-C and other parties. The suits allege fraud, tortious interference with business expectancy and violations of the Connecticut Unfair Trade Practices Act. The actions are based on two contracts between Capital and K-C. The contracts require all disputes to be resolved by arbitration in Portland, Oregon. Pursuant to this requirement, K-C has initiated the arbitration process in Portland, Oregon. The Company has retained counsel to defend the suits and has requested the Court to dismiss the suits or stay the proceedings until the arbitration in Portland, Oregon has been concluded. The Company believes that it has valid defenses to the lawsuits and in the arbitration proceedings.

     TWM is a defendant in a lawsuit filed in the United States District Court of New Hampshire on October 17, 1991 by Kleen Laundry and Dry Cleaning Corp. in Lebanon, New Hampshire. The plaintiff alleges that TWM caused subsurface contamination during the removal operations of several underground petroleum storage tanks. TWM denies the allegation and has retained counsel to defend the lawsuit. The former shareholders of TWM have indemnified the Company against any claims relating to such lawsuit, other than for legal fees.

     The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial conditions, results of operations or cash flows.

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

                                                              HIGH       LOW
                                                              PRICE     PRICE
                                                              -----     -----
February 8, 1995 through March 31, 1995.....................   $ 6 3/8   $ 5 1/4
April 1, 1995 through June 30, 1995.........................     6 1/8     5 3/8
July 1, 1995 through September 30, 1995.....................     8 7/8     5 3/8
October 1, 1995 through December 31, 1995...................     9         8 1/4
January 1, 1996 through March 31, 1996......................     8 5/8     6
April 1, 1996 through June 30, 1996.........................     7 3/8     6 1/4
July 1, 1996 through September 30, 1996.....................     8 1/2     6 1/4
October 1, 1996 through December 31, 1996...................    11 1/4     7
January 1, 1997 through March 31, 1997......................     9 1/8     7 3/16
April 1, 1997 through June 30, 1997.........................     9 1/2     7 1/2
July 1, 1997 through September 30, 1997.....................    14 7/8     8 5/8
October 1, 1997 through December 31, 1997...................    17 1/2    13 1/2

     On March 27, 1998, the last reported sale price of the Common Stock as reported on the NASDAQ National Market System was $8.75 per share. There were 196 record owners of the Company's 9,477,953 outstanding shares of Common Stock as of March 27, 1998.

     The Company has not paid any cash dividends on its Common Stock or the Series A Convertible Preferred Stock during the period such Series A Convertible Preferred Stock was outstanding, and the Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. In February 1998, all shares of the Company's Series A Convertible Preferred Stock were converted into shares of Common Stock. The Company is required to pay aggregate annual dividends of $1,872,500 in the aggregate on the Series B Preferred Stock. In November 1997, the Company paid aggregate dividends of $395,472 to its holders of Series B Preferred Stock, representing the dividends earned from the date of issue through the end of the third quarter of 1997. In February 1998, the Company paid the full aggregate quarterly dividend of $468,125 to the holders of Series B Preferred Stock, representing the dividends earned in the fourth quarter of 1997.

     On February 28, 1997, a 5% stock dividend was declared, payable on March 28, 1997 to holders of Common Stock of record on March 14, 1997. The Company's bank credit facility and the Series B Preferred Stock contain restrictions on the payment of cash dividends on the Common Stock. It is anticipated that for the forseeable future, the Company will use its capital for strategic opportunities and to reduce debt and not pay cash dividends on its Common Stock.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                               1997(3)      1996       1995       1994      1993
                                               --------   --------   --------   --------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA
REVENUES:
  Operating revenues.........................  $ 96,157   $ 35,305   $ 38,083   $ 37,783   $11,290
  Sale of capacity, net......................               33,203
                                               --------   --------   --------   --------   -------
     Total revenues..........................    96,157     68,508     38,083     37,783    11,290
  Total costs and expenses...................    84,320     33,603     38,459     37,615    10,740
  Equity in net income of partnerships.......                  333        335        324       133
                                               --------   --------   --------   --------   -------
  Income (loss) from continuing operations
     before minority interest, income taxes
     and extraordinary item..................    11,837     35,238        (41)       492       683
  Minority interest (1)......................    (6,331)   (18,610)    (1,287)    (1,920)
                                               --------   --------   --------   --------   -------
  Income (loss) from continuing operations
     before income taxes and extraordinary
     item....................................     5,506     16,628     (1,328)    (1,428)      683
  Income taxes (benefit).....................    (2,586)                   65
                                               --------   --------   --------   --------   -------
  Income (loss) from continuing operations
     before extraordinary item...............     8,092     16,628     (1,393)    (1,428)      683
  Loss from discontinued operations..........                 (714)       (86)
  Extraordinary item -- net..................               (2,248)       148
                                               --------   --------   --------   --------   -------
  Net income (loss)..........................     8,092     13,666     (1,331)    (1,428)      683
  Accretion and paid and accrued dividends on
     preferred stock.........................    (1,408)
                                               --------   --------   --------   --------   -------
  Net income (loss) available for common
     shareholders............................  $  6,684     13,666     (1,331)    (1,428)      683
                                               ========   ========   ========   ========   =======
PER SHARE DATA:
Basic:
  Income (loss) from continuing operations...  $   0.90   $   2.73   $  (0.26)  $  (0.42)  $  0.19
  Loss from discontinued operations..........                (0.11)     (0.02)
                                               --------   --------   --------   --------   -------
  Income (loss) before extraordinary item....      0.90       2.62      (0.28)     (0.42)     0.19
     Extraordinary item......................                (0.37)      0.03
                                               --------   --------   --------   --------   -------
  Net income (loss)..........................  $   0.90   $   2.25   $  (0.25)  $  (0.42)  $  0.19
                                               ========   ========   ========   ========   =======
  Weighted average number of shares used in
     computation(2)..........................     7,404      6,082      5,264      3,409     3,506
                                               ========   ========   ========   ========   =======

                                                             YEAR ENDED DECEMBER 31,
                                               ---------------------------------------------------
                                               1997(3)      1996       1995       1994      1993
                                               --------   --------   --------   --------   -------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Diluted:
  Income (loss) from continuing operations...  $   0.83   $   2.47   $  (0.26)  $  (0.42)  $  0.19
  Loss from discontinued operations..........                (0.10)     (0.02)
                                               --------   --------   --------   --------   -------
  Income (loss) before extraordinary item....      0.83       2.37      (0.28)     (0.42)     0.19
  Extraordinary item.........................                (0.32)      0.03
                                               --------   --------   --------   --------   -------
  Net income (loss)..........................  $   0.83   $   2.05   $  (0.25)  $  (0.42)  $  0.19
                                               ========   ========   ========   ========   =======
  Weighted average number of shares used in
     computation(2)..........................     8,426      6,934      5,264      3,409     3,665
                                               ========   ========   ========   ========   =======
BALANCE SHEET DATA
  Total assets...............................  $242,483   $123,074   $132,906   $131,383   $21,171
  Debt.......................................    94,267     39,073    115,376    127,348    15,348
  Minority interest..........................    22,105     10,872      1,840        553
  Deferred revenue...........................    37,500     41,250
  Shareholders' equity (deficit).............    72,740     25,704      6,881     (3,911)   (1,905)

---------------
(1) Minority interest for the year ended December 31, 1997, includes $4,620 and $102 for preacquisition earnings of PERC and AARNE, respectively. Minority interest for the year ended December 31, 1994 includes $1,367 of preacquisition earnings of Maine Energy.

(2) All periods reflect the effect of a 5% dividend payable in common stock declared by the board of directors on February 28, 1997 and paid on March 28, 1997.

(3) See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors such as accounting changes, business combinations and dispositions of business operations that materially affect the comparability of the information reflected herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL

     The Company is a holding company that derives its revenues from its subsidiaries. During 1997, as part of its integrated waste management strategy, the Company acquired several businesses and additional partnership interests.

     To expand into additional post industrial and post consumer waste handling and recycling, the Company acquired the assets of Prins, Zaitlin, and DDS. As a result of these acquisitions, the Company now operates recycling facilities in Biddeford, Maine, Charlestown, Massachusetts (a borough of Boston), Newark, New Jersey and Franklin Park, Illinois (a suburb of Chicago).

     To strengthen the Company's ability to market these recycled materials, the Company acquired K-C, a worldwide marketer of secondary fiber and pulp substitutes. In addition, the acquisition of Zaitlin gave the Company a marketing presence in ferrous and non-ferrous metals. These operations complement Manner's plastics marketing operations and Powership Transports' transportation brokerage, which were acquired in November, 1996.

     To forward the Company's strategy of increasing its ownership of waste-to-energy plants, the Company acquired additional partnership interests in PERC. On September 29, 1997 and November 12, 1997, the Company acquired, respectively, 49.5% and 14.8% additional partnership interests in PERC, bringing its ownership interest to 71.3% at December 31, 1997. Because the Company's interests in PERC were acquired in two separate transactions, the consolidated statements of operations for the year ended December 31, 1997 include the operations of PERC from January 1, 1997 and include adjustments to eliminate minority interest and the pre-acquisition earnings of PERC attributable to the partnership interest acquired on September 29, 1997. Prior to 1997, PERC was accounted for under the equity method of accounting. For presentation purposes, this section will discuss and analyze, in addition to the Company's results, the results of PERC for the periods which it was accounted for under the equity method.

WASTE-TO-ENERGY

     The Company, since inception, has developed and managed waste-to-energy facilities. The Company's subsidiaries, Maine Energy and PERC, both take in municipal solid waste and convert it into fuel which is consumed in the generation of electric power. A subsidiary of the Company is the operator of Maine Energy on a cost-plus basis and a co-operator of PERC on an annual fee basis.

     On November 22, 1996, the Company purchased its third waste-to-energy facility by acquiring TEII from CNA and a group of ten investors. TEII owned these operating assets through subsidiaries. The waste-to-energy facility is located in Telogia, Florida. This facility takes in biomass wastes to be combusted to produce electric power.

     Maine Energy, PERC and the Telogia Facility principally derive their revenues from sale of electric power generated from the combustion of waste products and sold under long-term contracts with local utilities and, in the case of Maine Energy and PERC, from tipping fees received under long-term, short-term and commercial waste disposal contracts with municipalities and spot market waste received from haulers. During 1997, the Telogia Facility began taking a portion of its fuel supply under short-term tipping fee contracts with biomass waste generators and haulers. The Telogia Facility is focused on increasing the receipt of tipping fee biomass wastes to supplant paid for fuel. The utilities pay each facility based on the kilowatts delivered to the utility in accordance with rates agreed to at the inception of the contracts. PERC's and the Telogia Facility's rates are adjusted annually for expected or actual increases in inflation.

     The disposal fees paid by the municipalities and waste haulers to Maine Energy, PERC and the Telogia Facility are based on the tons of waste delivered. The rate charged by each of Maine Energy and PERC under its long-term contracts for each ton of MSW delivered is based on the contractual tipping fee rate consisting of a fixed component and a variable component which is adjusted as a result of inflation, changes in law and changes in operating costs of the applicable facility. The fixed fee component escalates annually with changes in the local consumer price index. Maine Energy's and PERC's variable fee is determined by comparing certain of the then current operating and financing costs against contractually agreed to base operating and financing costs. In the case of Maine Energy, the cumulative net increases of all of these cost items is divided by a total tonnage factor for the facility to determine the per ton variable component. PERC's variable component is calculated in a similar fashion but takes into account not only net increases, but also net decreases in these costs. This can cause the variable component to be a negative amount effectively reducing PERC's fixed fee component. Based on PERC's long-term contracts, any decreases or increases in operating or financing costs are passed through to the affected municipal customers with no benefit or detriment to PERC. The rate charged by each of Maine Energy, PERC and Telogia for short-term municipal and commercial contracts (usually one to six years) and spot market contracts are based on the general market conditions for MSW.

ANALYSIS OF TONNAGE RECEIVED

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                       MAINE ENERGY:                           1997       1996       1995
                       -------------                          -------    -------    -------
Long-Term Municipal Contracts...............................   72,765     71,203     68,380
Short-Term Municipal Contracts..............................   39,151     45,445     36,214
Spot Market.................................................   56,759     72,634     83,647
Commercial..................................................   85,677     56,352     36,452
                                                              -------    -------    -------
          Total.............................................  254,352    245,634    224,693
                                                              =======    =======    =======

     Growth in Maine Energy's tonnage received was 3.5% and 9.3% in 1997 and 1996, respectively, due to improved processing techniques, resulting in higher throughput, allowing for increased MSW receipts. Maine Energy is at capacity for MSW processing and uses supplemental fuels only for flame stabilization.

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                           PERC:                               1997       1996       1995
                           -----                              -------    -------    -------
Long-Term Municipal Contracts...............................  205,524    203,875    200,908
Short-Term Municipal Contracts..............................   17,703     18,341     17,614
Spot Market.................................................   32,188     13,163     16,703
Commercial..................................................   19,991     18,144     13,396
                                                              -------    -------    -------
          Total.............................................  275,406    253,523    248,621
                                                              =======    =======    =======

     Growth in PERC's tonnage received was 8.6% and 2.0% in 1997 and 1996, respectively, due primarily to increased activity in the out-of-state market for MSW. PERC still has capacity for approximately an additional 75,000 tons of MSW. Obtaining additional MSW is a principal company goal for 1998.

     The Company's MSW waste disposal operations are subject to seasonal fluctuations. Reduced volumes of waste are generated during the winter months. At Maine Energy, this requires reductions in spot market tipping fees seasonally and, at PERC, increased reliance on supplemental fuel, principally woodchips. The Company's Maine facilities are located in summer vacation areas and larger volumes of waste are generated during that season enabling increases in the spot market tipping fees charged to the customers of Maine Energy and PERC and decreases in their reliance on supplemental fuel. General economic conditions of the surrounding area also have an impact on the availability of waste, with greater levels of waste usually generated during periods of good economic conditions. The waste-to-energy plants also have periodic scheduled shutdowns each year, usually two weeks in April or May, for major maintenance and capital projects. During 1997, the Telogia Facility was shutdown for an extended period of 50 days for retrofits and major maintenance to upgrade the facility with improved combustion technology and expanded waste processing capabilities. As a result of the retrofit, the expected life of the facility has been extended.

     In May 1996, Maine Energy restructured its agreement with Central Maine by entering into a series of agreements with CL One and Central Maine, which provided for the purchase of Maine Energy's available power generation capacity by CL One, and amending the Central Maine PPA (together with the agreement, the "Agreements"). CL One made an initial payment of $85 million and agreed to make additional quarterly payments through May 31, 2007 to Maine Energy as a portion of the purchase price and for reimbursement to Maine Energy of certain expenses. In consideration of its payments to Maine Energy, CL One was assigned all rights to capacity from the Maine Energy facility through May 31, 2007. In the restructuring, the term of the Central Maine PPA was extended from May 31, 2007 to December 31, 2012. Pursuant to the Agreements, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents per kWh which escalates by 2% per annum. Beginning June 1, 2007 until the expiration date of the contract, Maine Energy is to be paid market value for both its energy and capacity by Central Maine. Maine Energy retired the outstanding principal amount of $64.5 million of the Biddeford Bonds with the proceeds of the sale of its capacity. Utilizing the balance of the proceeds and a portion of the reserve funds available, the Company substantially reduced the outstanding principal amount of Maine Energy's subordinated indebtedness by paying off $29.5 million of subordinated debt. During 1997, Maine Energy made an additional $2 million payment of principal and interest on subordinated debt. Also in October, 1997 the Company acquired approximately $2.4 million of the subordinated notes from one of the former limited partners. As of December 31, 1997 the net balance of the subordinated debt at Maine Energy was $11,949,000.

     Under the terms of the Central Maine restructuring, a $45 million letter of credit was issued to Central Maine by ING (US) Capital Corporation, ("ING"). If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity (a "100,000,000 kWh test") and Maine Energy does not have a force majeure defense (physical damage to the plant and other similar events), Maine Energy is obligated to pay $3.75 million to Central Maine as liquidated damages. Such payment obligation is secured by the ING letter of credit. In each year in which 100,000,000 kWh is produced, the balance of the ING letter of credit is reduced by $3.75 million. If, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity (a "15,000,000 kWh test") and Maine Energy does not have a force majeure defense, Maine Energy is obligated to pay the then balance of the ING letter of credit to Central Maine as liquidated damages. In 1997, the 15,000,000 kWh and the 100,000,000 kWh tests were met, resulting in a reduction of the amount of the ING letter of credit to $37.5 million.

     On January 30, 1998, the partners in PERC, the MRC, which represents 130 municipalities served by PERC, and Bangor Hydro, executed an Restructuring Agreement, outlining the principal terms of a restructuring of the Power Purchase Agreement between PERC and Bangor Hydro and certain provisions relating to amendments to the Waste Disposal Agreements between PERC and the 130 municipalities represented by the MRC. At the same time, the partners in PERC and Bangor Hydro entered into a commitment with FAME to refinance the existing tax exempt bonds issued to finance the original construction of the PERC facility. Both documents contain significant conditions at closing, which are not entirely in the control of the parties to such documents. Accordingly, no assurance can be given that the Company will be able to complete the transactions contemplated by such documents.

     The Restructuring Agreement provides that Bangor Hydro will make a one time payment of $6 million to PERC at the time of the closing of the refinancing of the existing tax-exempt debt, and will make additional quarterly payments of $250,000 per quarter for four years, for an additional total of $4 million, and issue warrants to purchase two million shares of Bangor Hydro common stock which will be divided equally between the MRC on behalf of its member municipalities and the PERC partners. The exercise price of such warrants is $7.00 per share and the warrants will expire 10 years after issuance. The right to exercise such warrants will vest over 4 years. In exchange for such consideration, Bangor Hydro will be entitled, assuming performance of all of its obligations under the Bangor Hydro PPA, to receive a rebate of a portion of its purchase price of electric power from PERC, equal to one third of the cash available for distribution from PERC. This transaction is contingent upon, among other things, the closing of a reissuance of the tax-exempt bonds of FAME, pursuant to the FAME commitment.

     The FAME commitment provides for a refinancing of the existing tax-exempt debt which matures in 2004, with an adjustable rate tax-exempt security with an extended maturity of 20 years, with customary fees. The FAME bonds would be backed by the moral obligation of the State of Maine. The refinanced bonds will be secured by substantially all of the assets of the PERC project (including the $10 million to be received from Bangor Hydro), a guaranty of $3 million from the Company and a guaranty of annual debt service, subject to a maximum amount of $4.2 million, by Bangor Hydro. The guaranty by Bangor Hydro is dependent upon receipt of all necessary orders and consents from the Maine Public Utility Commission and Bangor Hydro's lenders.

     The amendments to the Waste Disposal Agreement will be effective upon receipt of acceptance of not less than 50% of the Charter Municipalities (as determined by tonnage delivered to PERC). PERC may terminate the transactions if 25% or more of the Charter Municipalities reject or otherwise object to the transactions. The amendments permit the Charter Municipalities: (a) to make equity contributions to PERC, only and to the extent of the MRC's share of distributable cash from PERC and one-half of the Bangor Hydro quarterly payment, of up to $31 million, which will be used to prepay the FAME bonds outstanding, (if all $31 million are contributed, the municipalities will own a 50% partnership interest in PERC); (b) purchase all of the remaining PERC interests in 2018 at the then fair market value, in lieu of the existing right to purchase PERC at its then book value in 2004; (c) extend the term of the Waste Disposal Agreements to 2018, and (d) to reduce cash available for distribution to the Charter Municipalities to one third from one half.

     The transactions are expected to close in May, 1998. The term sheet provides that if the closing is after May 1, 1998, the financial terms of the transaction are subject to retroactive adjustment. Both documents contain significant conditions to closing, which are not entirely in the control of the parties to such documents. No assurance can be given that the transactions contemplated by such documents can be successfully completed.

  Wood Processing

     The Company owns and operates two wood processing facilities. KTI BioFuels, located in Lewiston, Maine, accepts hard-to-handle materials such as railroad ties, telephone poles, bulky wood items, and construction/demolition ("C&D") debris, processes them into wood chips, and sells the wood chips to PERC, as a supplemental fuel, or to third parties. The plant processed 40,510 and 48,093 tons of these materials in 1997 and 1996 respectively. The Company will seek to expand this business in 1998 via acquisition of other C&D processors.

     A second plant acquired in the TEII transaction, which is located in Cairo, Georgia, processes pulpwood logs into woodchips and other wood by-products such as bark trimmings. Currently, the Cairo Facility processes exclusively for Stone Container under a long-term tolling agreement, operating on a single shift. The approximately 100 acre site has the capacity for the storage and staging of additional raw materials and finished goods; the Company is therefore actively seeking expansion of its operation. During 1997, the Cairo facility processed approximately 365,000 tons for Stone Container producing approximately 317,000 tons of wood chips and approximately 48,000 tons of bark trimmings.

  Specialty Waste Handling

     Effective March 29, 1996, KTI Ash purchased a 60% interest as a limited partner in American Ash Recycling of Tennessee, Ltd., a Florida limited partnership ("AART"). The general partner American Ash Recycling Corp. of Tennessee, a Florida corporationis the previous owner of the Nashville Facility. The partnership is carrying on the business of the predecessor corporation. The Company has a priority on the distributions of earnings and cash flow from the Nashville Facility to the extent of 75% of the earning and cash flow generated until it receives $315,000 per annum on a cumulative basis. The purchase price was $2,100,000. AART recycles MWC ash at its Nashville Facility converting the ash principally into construction aggregate after recovering recyclable metals.

     The Company also acquired all of the partnership interests in two separate transactions of American Ash Recycling of New England ("AARNE") which had been formed to operate a similar facility in the State of Maine (the "Maine Partnership"). The Company purchased this partnership for $1,060,000. As a result of the receipt of permits to operate an ash recycling facility in Maine, Waste Management of Maine, Inc., the current provider of ash disposal services for Maine Energy, agreed to lower its disposal rate to the approximate cost which would have been charged by AARNE to Maine Energy a portion of which are passed along to AARNE. As a result, Maine Energy and AARNE benefited from the savings of $1,130,000 and $1,150,000 during 1997 and 1996, respectively. The Company, as a result of this acquisition has the exclusive right to own and operate a MWC ash recycling facility in the State of Maine utilizing American Ash Recycling technology. Utilizing the existing permits, the Company expects to install this technology at Maine Energy and/or PERC.

     KTI Specialty Waste was formed to procure materials for processing and combustion at Maine Energy and PERC. While spot market MSW at Maine Energy and PERC is tipped at rates between $25 and $35 per ton, certain specialty materials, such as off-spec over the counter pharmaceuticals, oily rags and absorbents, off-spec paints, and other industrial and commercial wastes, command tipping fees between $65 to $350 per ton. Maine Energy and PERC's RDF processing lines and environmental permits allow each plant to accept many of these hard-to-handle wastes. During 1997, KTI Specialty Waste marketed Maine Energy's and PERC's specialty waste capacity directly to waste generators and to waste brokers. As a result, Maine Energy processed approximately 12,000 tons of specialty waste during each of 1997 and 1996.

  Recycling

  Recycling Facilities

     As part of the TEII acquisition, the Company acquired a plastics recycling facility in Tuscaloosa, Alabama. The Company determined that this facility did not fit with its operating strategy. The operations were sold to the plant's managers in July, 1997 for $280,000 in cash. The Company recorded a loss on sale of approximately $20,000 from this transaction. In addition, the operations generated a $244,000 operating loss for the year.

     On August 1, 1997, the Company purchased Zaitlin and DDS. Zaitlin operates a secondary fiber recycling facility in Biddeford, Maine. Sam Zaitlin, the former president, has joined the executive management team of KTI in a senior marketing position. DDS accepts, shreds, and bales sensitive documents from banks, brokerage firms and law firms, and other companies, then sells the baled materials to paper mills. The Zaitlin facility and DDS facility in Woburn, Massachusetts were consolidated into the Charlestown Facility.

     On November 14, 1997, the Company acquired the assets of Prins, as part of a plan of reorganization filed with the US Bankruptcy Court for the District of New Jersey. The acquisition was accounted for as a purchase. The Company paid approximately $15 million in cash, substantially all of which was provided by two separate loans from KeyBank. In addition, the Company assumed approximately $1 million of liabilities. The assets are located in Charlestown, Massachusetts, Newark, New Jersey and Franklin Park, Illinois.

     KTI had operated the assets of Prins under a management agreement with Prins' principal lender from May 1997 until the acquisition date. Subsequent to the acquisition, the Company has entered into a series of variable rate tipping contracts with municipalities in the Boston area. These contracts provide for the Company to be paid a tipping fee by the municipalities to cover processing costs and to provide a predictable profit margin. The municipalities are then entitled to receive rebates if the selling prices of recycled paper exceed certain benchmark levels. By providing a budgeting base to municipalities but offering potential revenues should markets improve, the Company has been able to secure five to thirteen year contracts, eliminating the costly and time consuming annual or biennial bidding cycle.

     At the Newark Facility, the Company installed experienced management, and is prepared to bid on municipal contracts for post-consumer recyclables in the 30 mile radius around the plant. Management reduced operating costs by reconfiguring the workforce to match plant capacity and installing tighter controls on repair and maintenance budgets. The Company made significant equipment retrofits to allow processing of recyclables not handled by other firms in the area. In addition, a major capital expenditure is budgeted for 1998, which will increase throughput capacity on all existing processing lines, streamline material flow through the facility, and expand the menu of recyclables which can be handled profitably.

     In Franklin Park, the Company has installed senior management familiar with the mid-west marketplace, and is renegotiating its contracts with current suppliers. In addition, two other major recyclers/haulers in the area have inquired regarding toll processing of their recyclables at the Chicago Facility; these negotiations are expected to lead to a significant increase of throughput by the end of the second quarter of 1998.

  Marketing Operations

     On September 19, 1997, the Company purchased K-C. K-C operates a worldwide secondary fiber and pulp brokerage operation from its offices in Portland, Oregon and Lakewood, New Jersey. In addition, K-C has representatives in major cities around the world. Over the remainder of 1997, K-C assumed full responsibility for marketing all materials generated at the Company's recycling facilities.

     Zaitlin has a ferrous and non-ferrous metals brokerage business. Manner Resins more than doubled the tonnage brokered in 1997 compared to 1996 and continues to broaden its market outreach. Powership Transport, formed in 1997, generated $1 million in revenues from transportation brokerage operations. The company intends to use Powership Transport's resources to lower its shipping costs.

     KTI BioFuels initiated a waste brokerage business, whose function is to secure additional municipal solid waste for Maine Energy and PERC.

     The Company receives a management fee from Maine Energy and PERC. Since Maine Energy and PERC are still partially owned by third parties, the management fee permits the Company to derive additional cash flow from operations. During 1997, prior to the acquisition of the Prins facilities the Company earned fees of $700,000 under a management agreement with Prins' principal secured lender. As part of its overall strategy, the Company is seeking to acquire other distressed businesses, and expects to operate some of those businesses for some time before acquiring them.

DISCONTINUED OPERATIONS

     On February 8, 1995, the Company acquired Computer Services, Inc. ("Computer Services"). As a result of the acquisition the Company participated in two business segments, waste handling and computer services.

     The Company's operations in the Computer Services segment were carried out principally by its wholly-owned subsidiary DataFocus. DataFocus is primarily engaged in client-server systems software engineering and application development services.

     On July 19, 1996, DataFocus executed an agreement with CIBER, Inc. ("CIBER"). Pursuant to the Agreement, DataFocus sold substantially all of the assets of DataFocus' Business Systems Division, other than cash and accounts receivable, to CIBER for $5,000,000, subject to customary prorations. DataFocus retained cash, accounts receivables and substantially all of the liabilities of its Business Systems Division that arose prior to July 26, 1996. The net proceeds of such sale, including cash and accounts receivable retained, less related liabilities, were approximately $4,250,000.

     Additionally, on July 29, 1996, the Company sold the stock of DataFocus to certain members of the management of DataFocus. Pursuant to the sale, the Company received $5,000 in cash, the cancellation of stock options issued to DataFocus management to purchase 132,328 shares of the Company's Common Stock, the cancellation of an option to purchase 20% of the common stock of DataFocus and a royalty agreement. Under the royalty agreement, the Company receives a monthly base royalty payment of $5,000 and quarterly payments of additional royalties, equal to 5% of net revenue from the sale of NuTCRACKER software product in excess of $4,000,000 per year. The Company received $60,000 in royalties in 1997. DataFocus will have the right to repurchase the Company's rights under the royalty agreement from the Company for the following payments: three times the royalty payments due to the Company for the twelve months immediately prior to the date of notice of repurchase, if given before July 29, 1998; two times the royalty payments due to the Company for the twelve months immediately prior to the date of notice of repurchase, if given on or after July 29, 1998 but before July 29, 1999; or an amount equal to the royalty payments due to the Company for the twelve months immediately prior to the date of notice of repurchase, if given after July 29, 1999.

     As part of the sale of DataFocus to its management, the Company agreed to loan up to $500,000 to certain members of the management of DataFocus, including Thomas A. Bosanko, who was a director of the Company through August 13, 1996. The loan carried interest at 8% per annum and provided for level quarterly principal payments over a four year period. The loan was secured by shares of the Company's Common Stock owned by such members of management of DataFocus. The loan was repaid during 1997.

     Loss from discontinued operations of $714,000 for the year ended December 31, 1996, resulted from the sale and disposal of the Company's computer service division.

                             RESULTS OF OPERATIONS

  YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

                                                                   YEAR ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                   1997               1996
                                                              ---------------    ---------------
Revenue:
  Waste-to-energy:
     Electric power.........................................  $38,968    40.5%   $20,821    30.4%
     Sale of capacity, net..................................                      33,203    48.5%
     Waste processing.......................................   31,545    32.8%    13,975    20.4%
  Recycling.................................................   25,644    26.7%       509     0.7%
                                                              -------   -----    -------   -----
       Total revenues.......................................   96,157   100.0%    68,508   100.0%
Costs and expenses:
  Electric power and waste processing operating costs.......   47,654    49.6%    19,610    28.6%
  Recycling.................................................   20,099    20.9%       508     0.8%
  Selling, general and administrative.......................    2,978     3.1%     2,389     3.5%
  Depreciation and amortization.............................    8,893     9.2%     6,336     9.2%
  Interest expense, net.....................................    5,086     5.3%     4,464     6.5%
  Other income..............................................     (390)   (0.4%)
                                                              -------   -----    -------   -----
       Total costs and expenses.............................   84,320    87.7%    33,307    48.6%
  Equity in net income of PERC..............................                         333     0.5%
  Loss on sale of investments...............................                        (296)   (0.4%)
                                                              -------   -----    -------   -----
  Income from continuing operations before minority
     interest, income taxes and extraordinary item..........   11,837    12.3%    35,238    51.4%
  Minority interest.........................................   (6,331)   (6.6%)  (18,610)  (27.2%)
  Income from continuing operations before income taxes and
     extraordinary item.....................................    5,506     5.7%    16,628    24.3%
  Income tax (benefit)......................................   (2,586)   (2.7%)
                                                              -------   -----    -------   -----
  Income from continuing operations before extraordinary
     item...................................................    8,092     8.4%    16,628    24.3%
  Discontinued operations Loss from discontinued
     operations.............................................       --               (714)   (1.0%)
                                                              -------   -----    -------   -----
  Income before extraordinary item..........................    8,092     8.4%    15,914    23.2%
  Extraordinary item........................................       --             (2,248)   (3.3%)
                                                              -------   -----    -------   -----
       Net income...........................................    8,092     8.4%    13,666    19.9%
  Accretion and paid and accrued dividends on preferred
     stock..................................................   (1,408)   (1.4%)
                                                              -------   -----    -------   -----
       Net income available to common shareholders..........  $ 6,684     7.0%   $13,666    19.9%
                                                              =======   =====    =======   =====

  REVENUES

     Waste-to-Energy

     The Company's electric power revenues increased by $18,147,000, or 87.2%, for the year ended December 31, 1997 compared to 1996. This increase principally resulted from the consolidation of PERC in 1997 which accounted for an increase of $18.6 million and the inclusion of Telogia Facility for the entire year in 1997 compared to only five weeks in 1996 which resulted in an increase of $4.6 million offset by a decrease in Maine Energy's electric power revenues of approximately $5.0 million for 1997 compared to 1996, substantially all of which was due to the change in power rates in accordance with the restructuring of the Central Maine PPA. In 1996, Maine Energy's overall average power rate for the year was 9.75c/kWh (16.52c/kWh through May 3, and 6.57c/kWh thereafter). In 1997, the average power rate was $6.864/kWh.

     As a result of certain contingencies in connection with the sale of capacity under the Central Maine PPA, the Company deferred $45 million of revenue from this transaction which is being amortized through May 31, 2007, of which $3,750,000 was recognized in each of 1996 and 1997.

     Sale of capacity, net was $33,203,000 for the year ended December 31, 1996 arising from the sale of capacity under Central Maine PPA. No such transaction occurred in 1997.

     Revenues from waste processing increased $17,570,000, or 126%, for the year ended December 31, 1997 compared to 1996. The increase was principally due to the consolidation of PERC, which accounted for $12.8 million of revenue in 1997, the inclusion of results from TERI's Cairo, Georgia bio-mass facility for all of 1997 compared to only five weeks in 1996 which resulted in an increase of $1.5 million and the inclusion of results from AART for the entire year of 1997 compared to only eight months in 1996 which resulted in an increase of $480,000 in 1997. Maine Energy waste processing revenues also increased by $340,000 in 1997 compared to 1996 principally due to higher tonnage being processed. In addition, revenues for KTI BioFuels increased $1.8 million for 1997 compared to 1996 due principally to its brokerage of bio-mass waste in 1997. KTI BioFuels had no brokerage business in 1996. Also, during 1997, the Company earned $700,000 in management fees related to its operating agreement with Prins' principal lender.

     Recycling

     Sales of recyclables increased to $25,644,000 from approximately $509,000 in 1996 resulting from the acquisitions of Zaitlin, K-C and the Prins facilities in 1997 and the inclusion of Manner for all of 1997 compared to only one month in 1996. Recycling included sales of waste paper, ferrous and non-ferrous metals and plastic materials.

COSTS AND EXPENSES

     Electric Power and Waste Processing Operating Costs

     Electric power waste handling operating costs increased by $28,044,000, or 143% for the year ended December 31, 1997 compared to 1996. The increase resulted from the consolidation of PERC in 1997, which had costs and expenses of $17.8 million in 1997, the inclusion of TERI's Telogia Facility and Cairo, Georgia bio-mass facility for all of 1997 compared to only five weeks in 1996 which resulted in an increase of $5.1 million, the 1997 acquisitions of Zaitlin, K-C and the Prins facilities which resulted in operating costs of $4.1 million in 1997. Costs of $1.4 million were incurred in connection with KTI BioFuels' brokerage business in 1997. Maine Energy's operating costs decreased by approximately $300,000 in 1997 compared to 1996 resulting principally from lower supplemental fuel costs and maintenance costs associated with the annual plant outage.

     Recycling

     The increase in recycling costs of $19,591,000 principally resulted from the 1997 acquisitions of K-C, Zaitlin and the Prins facilities, as well as the inclusion of Manner for the entire year of 1997 compared to only one month in 1996. These costs principally include the costs of acquired recyclables for resale.

     Other Items

     Selling, general and administrative expenses increased by approximately $589,000 or 24.7% for the year ended December 31, 1997 compared to 1996. This increase was principally due to salaries of additional management personnel and associated expenses resulting from the acquisitions of K-C, Zaitlin and the Prins assets in 1997, as well as the inclusion of TERI and Manner for a full year in 1997 compared to only five weeks for 1996.

     Depreciation and amortization for the year ended December 31, 1997 increased by approximately $2.5 million or 40% compared to 1996. The increase is the result of the consolidation of PERC in 1997 which resulted in an increase of $3.5 million and the inclusion of TERI for a full year in 1997 compared to only five weeks in 1996. These increases where partially offset by a decrease in depreciation at Maine Energy of $1.5 million due to the full year effect of the change in estimated useful lives of property, plant and equipment which was effective beginning in the fourth quarter of 1996.

     Interest, net, increased by $622,000, or 13.9% for the year ended December 31, 1997 as compared to the year ended December 31, 1996. This increase resulted from the consolidation of PERC which had interest expense of $2.5 million, a full year of interest at TERI in 1997 compared to only five weeks in 1996 which results in an increase of $560,000 and interest on indebtedness related to the acquisitions of the Prins facilities and on K-C's and Zaitlin's existing indebtedness. These increases were partially offset by a decrease in interest expense of $2.1 million at Maine Energy, as a result of the repayments of $64.5 million in bonds payable and $29.5 million in subordinated debt in the second quarter of 1996 and a continued reduction in outstanding debt at the Company level during 1997 compared to 1996.

     Equity in net income of PERC was eliminated as a result of the consolidation of PERC for 1997. Pre-acquisition minority earnings of $4,620,000 for the nine month period ended September 30, 1997 are included in minority interest in 1997.

     Loss on sale of investments in 1996 was related to sales of securities in connection with the early retirement of debt at Maine Energy. No such transactions occurred in 1997.

     Minority interest decreased approximately $12.3 million, or 66% for the year ended December 31, 1997 as compared to the year ended December 31, 1996. Minority interest in Maine Energy decreased due principally to the non-recurring minority interest gain on sale of capacity recorded at Maine Energy in 1996 of $17,709,000. In addition, minority interest was reduced due to the full year effect of the purchase of additional partnership interest in Maine Energy by the Company in 1996 to its current 74.15% ownership level. These increases are offset in 1997 by the inclusion of $4,620,000 of pre-acquisition earnings in PERC and $685,000 minority interest in earnings after the acquisition of the additional partnership interest.

     The tax benefit of $2,586,000 is the result of reduction in the Company's valuation allowance on net deferred tax assets. The Company's ability to utilize its net operating loss carryforwards is limited as discussed below. The tax benefit recorded in 1997 is based on management's evaluation that the Company will be able to utilize all net operating loss and alternative minimum credit carryforwards which are available to offset 1998 and 1999 income.

RESULTS OF CONTINUED OPERATIONS

  YEAR ENDED DECEMBER 31, 1996 COMPARED WITH YEAR ENDED DECEMBER 31, 1995

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                                1996                1995
                                                          ----------------    ----------------
                                                                     ($ THOUSANDS)
Revenue:
  Waste-to-energy:
  Electric power........................................  $20,821     30.4%   $26,470     69.5%
  Sale of capacity, net.................................   33,203     48.5%
  Waste processing......................................   13,975     20.4%    11,613     30.5%
  Recycling.............................................      509      0.7%
                                                          -------    -----    -------    -----
     Total revenues.....................................   68,508    100.0%    38,083    100.0%
Costs and expenses:
  Electric power and waste processing operating costs...   19,610     28.6%    18,634     48.9%
  Recycling.............................................      508      0.8%
  Selling, general and administrative:..................    2,389      3.5%     2,941      7.7%
  Depreciation and amortization.........................    6,336      9.2%     7,505     19.7%
  Interest expense -- net...............................    4,464      6.5%     9,379     24.7%
                                                          -------    -----    -------    -----
     Total costs and expenses...........................   33,307     48.6%    38,459    101.0%
  Equity in net income of PERC..........................      333      0.5%       335      0.9%
  Loss on sale of investments...........................     (296)    (0.4)%
                                                          -------    -----    -------    -----
  Income (loss) from continuing operations before
     minority interest, income taxes and extraordinary
     item...............................................   35,238     51.4%       (41)    (0.1)%
  Minority interest.....................................  (18,610)   (27.2)%   (1,287)    (3.4)%
                                                          -------    -----    -------    -----
  Income (loss) from continuing operations before income
     taxes and extraordinary item.......................   16,628     24.3%    (1,328)    (3.5)%
  Income taxes..........................................                          (65)    (0.2)%
                                                          -------    -----    -------    -----
  Income (loss) from continuing operations before
     extraordinary item.................................   16,628     24.3%    (1,393)    (3.7)%
  Discontinued operations
     Loss from discontinued operations..................     (714)    (1.0)%      (86)    (0.2)%
                                                          -------    -----    -------    -----
  Income (loss) before extraordinary item...............   15,914     23.2%    (1,479)    (3.9)%
  Extraordinary item -- gain (loss) on early
     extinguishment of debt, net of minority interest...   (2,248)    (3.3)%      148      0.4%
                                                          -------    -----    -------    -----
  Net income (loss).....................................  $13,666     19.9%   $(1,331)    (3.5)%
                                                          =======    =====    =======    =====

     Revenues

     Electric power revenues decreased by $5,649,000, or 21.3%, for the year ended December 31, 1996 compared to 1995. The decrease principally resulted from a reduced contract rate under the amended PPA from 16.52c per kWh to 7.18c per kWh for all power produced after May 3, 1996. As a result of certain contingencies required by the sale of capacity under the PPA, the Company has deferred $45,000,000 of revenue from this transaction which is being amortized through May 31, 2007, of which $3,750,000 has been amortized into revenues in 1996. As a result of the purchase of TEII on November 22, 1996, $484,000 of electric power revenue is included for the year ended December 31, 1996.

     Net revenues from the sale of capacity, were $33,203,000 for the year ended December 31, 1996 resulting from the sale of capacity under Maine Energy's PPA.

     Revenues from waste processing increased $2,362,000, or 20.3%, for the year ended December 31, 1996 compared to 1995. This increase is primarily the result of the acquisition of the Nashville Facility which had revenues of approximately $2,529,000 and increased revenues from the Company's specialty waste subsidiary of approximately $900,000 which is a direct result of the increase of 8,786 tons in specialty waste processed at Maine Energy. The total tonnage increase at Maine Energy of 21,000 tons which resulted in increased revenues of $768,000 for 1996 was entirely offset by the permanent tipping fee reduction in charter and host community tipping fees of $7.27 per ton as required by Maine Energy's long-term waste supply contracts upon the retirement of the $64.5 million in bonds at Maine Energy. These increases were offset by decreases in KTI BioFuels revenues of $749,000 principally resulting from a 22,353 ton, or 29.2% decrease in woodwaste compared to 1995 and a decrease in lease revenue from transportation equipment of $239,000 as a result of previous equipment sales. The decrease in KTI BioFuels revenues was primarily the result of diminished supply of wastewood due to severe weather conditions during the first quarter of 1996.

     Recycling revenues in 1996 represent sales by Manner from the date of acquisition. No such revenues existed in 1995.

     Costs and Expenses

     Electric power and waste processing operating costs increased by $976,000, or 5.2%, for the year ended December 31, 1996 compared to 1995. The principal cause of the increase in 1996 is the purchase of TEII and AART resulting in increased costs of $2,401,000 during 1996. These increases were partially offset by decreased net disposal costs of plant residues of $410,000 primarily as a result of the renegotiated ash disposal contract; a decrease in the need for supplemental fuels of $273,000 as a result of an increase in the MSW received at the facility; and, decreased maintenance and related costs of $346,000 all from the Maine Energy Facility. Additional decreased costs arose from the transportation division which during 1995 suspended operations. Also, during 1995, the transportation division recorded a provision of $521,000 to reduce the carrying value of certain transportation equipment. No such provision was required during 1996.

     Recycling costs in 1996 represent the cost of purchased materials sold by Manner from the date of acquisition. No such costs were incurred in 1995.

     Depreciation decreased by $1,169,000 or 15.6% as a result of a change in useful lives of plant assets at Maine Energy and a reduction of transportation related assets in 1996 compared to 1995 offset by additional depreciation of $954,000 related to TEII and AART in 1996.

     Selling, general and administrative expenses decreased by $552,000, or 18.8%, for the year ended December 31, 1996 as compared to the year ended December 31, 1995. The decrease was principally a result of a decrease in amortization expense resulting from the write off of deferred costs related to the PPA restructuring at Maine Energy.

     Interest and Other Items

     Interest -- net decreased by $4,915,000 or 52.4% for the year ended December 31, 1996 as compared to 1995. The principal decreases for the year were $1,728,000 resulting from the retirement of $64,500,000 of bonds at Maine Energy, $2,010,000 resulting from the payment of $29,500,000 of subordinating debt at Maine Energy and $1,177,000 resulting from decreased letter of credit fees at Maine Energy due to the retirement of the bonds.

     The increase in minority interest of $17,323,000 for the year ended December 31, 1996 compared to 1995 principally resulted from the minority interest of 49.62% in Maine Energy's gain from sale of capacity.

     Loss from sale of investments of $296,000 for the year ended December 31, 1996, resulted from the sale of longterm fixed rate municipal bonds pledged by Maine Energy to the letter of credit banks immediately prior to the sale of capacity on May 3, 1996.

     Extraordinary item of $2,248,000 for the year ended December 31, 1996, resulted from the early extinguishment of the Biddeford Bonds at Maine Energy, net of minority interest.

     Equity in the net income of PERC decreased by $2,000, or .6%, for the year ended December 31, 1996. The Company's ownership interest in PERC was 7%.

     PERC

     Revenues from electric power for 1996 increased by $210,000 or 1.1% over 1995, as a result of a 2.8% increase in contract rate per kilowatt for 1996, offset by a decrease in power production of 2,635 mWh or 1.6%. Waste processing revenues for 1996 increased $625,000, or 5.6%, compared to 1995. This resulted principally from a $1.68 per ton, or 3.7%, increase in PERC's average tipping fee arising principally as the result of increases in spot market disposal rates and a 4,900 ton, or 1.9% increase in MSW received in 1996. PERC's tipping fee revenues are principally derived under long-term contracts, and increases or decreases in revenues will principally be a result of inflation adjustments, increases or decreases in passthrough facility costs and change in law pricing provisions. Operating expenses for the year ended December 31, 1996 increased $1,007,000, or 5.0%, as compared with the year ended December 31, 1995, principally due to increased disposal costs of $626,000, maintenance costs $669,000 and operating and fuel costs $511,000. These increases were offset by a decrease of $799,000 in performance credits payable to the Charter Municipalities. Beginning in 1994, PERC, in accordance with agreement with its charter municipality customers, paid an amount representing 50% of "distributable cash," as defined in the agreements, to the charter municipalities. Expense with respect to these agreements was $619,000 in the year ended December 31, 1996, compared to $1,418,000 in 1995.

     Net interest expense for the year ended December 31, 1996 decreased by $634,000, or 16.6%, as compared with the year ended December 31, 1995. This decrease was primarily due to lower interest rates on the variable rate bond debt as well as a reduction in outstanding principal on such bonds. Interest expense on the variable rate bond debt is a passthrough cost to municipal customers. As a result, changes in interest expense did not have a significant effect on net income.

                        LIQUIDITY AND CAPITAL RESOURCES

     The Company is a holding company and receives certain of its cash flow from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with PERC's equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding subordinated debt balance of $11,949,000 as of December 31, 1997 before partners' cash distributions can begin. TERI's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and TERI and liquidity and capital resources of each of Maine Energy, PERC and TERI independently.

THE COMPANY

     PERC has significant restrictions on the amount of cash flow that can be distributed to the Company. Also, PERC management fees are paid annually and only if PERC meets certain operating results set forth in its loan documents. Through December 31, 1997, the Company has accumulated management fees receivable from PERC in the amount of $2.2 million. These fees are payable by PERC only out of cash flow after all current operating costs and debt service payments. In addition, the Company has pledged to ENI, the other general partner of PERC, a portion of the Company's share of PERC management fees as a means of repaying the remaining outstanding balance of $1,072,000 of an advance ENI made on the Company's behalf to PERC to cover the Company's additional partnership capital requirement in 1989. While no assurance can be given, based upon current conditions, management expects annual management fees to be received on a current basis and accrued management fees from prior years to be paid from PERC's distributable cash flow as the project continues its recent trend of distribution of cash to its partners. The future operating results of PERC will determine the exact term over which the accrued management fees will be received by the Company. During 1997, the Company received $686,000 in current and accrued management fees on account of 1996 operations of which $389 was paid to ENI. The Company anticipates receipt of cash from PERC during 1998 on account of 1997 operations of $2,825,000 of which $431,000 will be paid to ENI.

     Since February 28, 1991, the Company has been receiving operating and management fees from Maine Energy on a current basis. During 1997, the Company received $501,000 for operating and management fees from Maine Energy on account of 1997 operations.

     On October 24, 1996 the Company executed a Note Purchase Agreement with WEXFORD KTI LLC, a Delaware limited liability company ("WEXFORD"). Pursuant to the Note Purchase Agreement, the Company issued an 8%, $5,000,000 convertible subordinated note (the "Note") to WEXFORD. The Note was due on October 31, 2002 and was convertible by WEXFORD into the Common Stock at a conversion price of $8.095 per share. On October 9, 1997 Wexford converted the entire balance of the note into 618,609 shares of the Common Stock.

     On June 4, 1997, the Company consummated the private placement of 487,500 shares of Series A Convertible Preferred Stock for gross proceeds of $3,900,000. The Series A Convertible Preferred Stock was convertible into shares of the Common Stock, at a price of $8.00 per share, subject to adjustment. Purchasers of the shares of Series A Convertible Preferred Stock also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share. During 1997, 40,000 of the shares of Series A Convertible Preferred Stock were converted to 40,000 shares of Common Stock. The remaining shares of Series A Convertible Preferred Stock were converted into 447,500 shares of Common Stock in February 1998.

     During August 1997, the Company consummated the offering of 856,000 shares of its 8.75% Series B Preferred Stock. The gross proceeds of the offering were $21.4 million and the net proceeds to the Company were $19,984,000.

     The Series B Preferred Stock is convertible into Common Stock at $11.75 of liquidation value per share and is redeemable, at the option of the Company: (a) on August 15, 1999 for $26.47 per share if the bid price of the Common Stock has averaged not less than 1.5 times the then conversion price during the preceding twenty (20) consecutive trading days; and (b) at $26.10 on August 15, 2000 and declining at approximately $0.37 per share as of August 15 on each subsequent year until August 15, 2003 when the Series B Preferred Stock may be called at $25.00 per share. The Series B Preferred Stock is subject to mandatory redemption at $25.00 per share on August 15, 2004. At the option of the Company, such mandatory redemption of the Series B Preferred Stock may be made in cash or in shares of Common Stock, valued at 95% of the average closing price of the Common Stock during the twenty (20) trading days prior to such redemption date.

     So long as any shares of the Series B Preferred Stock are outstanding, the Company may not issue any new securities in parity with, or senior to, the Series B Preferred Stock unless (a) the proforma ratios for the latest twelve months of net income available for preferred dividends is not less than 1:1; and
(b) earnings before interest, taxes, depreciation and amortization, exclusive of non-recurring items, less capital expenditures, securities amortization and redemption, cash, taxes and changes in working capital to preferred dividends is not less than 1.2:1, unless an affirmative vote or consent of the majority of the outstanding shares of Series B Preferred Stock has been received.

     The Company, at its option, may exchange all, but not less than all, or the then outstanding shares of Series B Preferred Stock into 8.75% convertible subordinated notes due August 15, 2004 (the "8.75% Convertible Subordinated Notes") on the first business day of February, May, August or November of any year. If the 8.75% Convertible Subordinated Notes are issued, the Company is obligated to qualify the trust indenture for the 8.75% Convertible Subordinated Notes and the trustee appointed thereby under the Trust Indenture Act of 1939, as amended.

     The Company has financed its operations and capital expenditures primarily from cash flow from its subsidiaries which are not contractually restricted from making distributions, collateralized equipment financing, unsecured subordinated debt and proceeds from the sale of Common Stock.

     The Company and its subsidiaries, other than Maine Energy, PERC and TERI, at December 31, 1997 had indebtedness maturing in 1998 of $11,829,000, including borrowings under existing revolving credit facilities.

     As of December 31, 1997, the Company had cash on hand without regard to Maine Energy, PERC and TERI of approximately $2,386,000 and $6,000,000 available in lines of credit from a bank. On March 23, 1998 the Company received a commitment from KeyBank to increase its credit line from $11 million to $22 million. This line of credit can be utilized to fund acquisitions, capital expenditures and for working capital. There can be no assurance such acquisitions or capital expenditires will take place, or that working capital will be increased. Management of the Company believes that cash flow from its subsidiaries and the increased line of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed, although no assurance can be given in this regard.

MAINE ENERGY

     Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was $3,175,000 in 1997, as compared to $89,281,000 in 1996. During 1996, Maine Energy sold its generating capacity to CL One for a period through May 31, 2007. In exchange, CL One agreed to make a series of quarterly payments to Maine Energy and an initial payment of $85 million. During May 1996, Maine Energy retired the entire outstanding principal balance of $64.5 million of its tax exempt variable rate revenue bonds and $29.5 million of its subordinated loan accrued interest and principal from the proceeds from the sale of capacity. As of December 31, 1997 Maine Energy had total indebtedness of $11,949,000

     As of December 31, 1997 and December 31, 1996, Maine Energy had operating cash of $737,000 and $1,648,000, respectively, and as required under the terms of the credit agreement underlying its letter of credit, Maine Energy has on account an additional $7,669,000 and $7,433,000, respectively, of reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements. Maine Energy's capital expenditures were $2,559,000 and $3,049,000 during 1997 and 1996, respectively.

     Management of the Company believes Maine Energy's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for Maine Energy for the year ending December 31, 1998 are expected to be approximately $2,672,000, which has principally been set aside in the above mentioned reserve accounts.

PERC

     PERC has financed its operations and capital expenditures primarily by cash flow from operations. Cash provided by operations was $11,313,000 in 1997 as compared to $8,493,000 in 1996. PERC's capital expenditures were $391,000 and $1,192,000 during 1997 and 1996, respectively.

     At December 31, 1997 and December 31, 1996, PERC had outstanding tax-exempt, variable rate revenue bonds backed by bank letters of credit in the aggregate amounts of $47,900,000 and $53,500,000, respectively. The variable interest rate on the bonds at December 31, 1997 and 1996 was 4.40% and 4.25%, respectively. The bonds are payable pursuant to a schedule through May 2003. During 1997 and 1996 PERC made principal payments to bondholders in the amounts of $5,600,000 and $5,900,000, respectively. As of December 31, 1997 PERC had total indebedness of $47.9 million.

     As of December 31, 1997 and 1996, in addition to PERC's operating cash of $7,125,000 and $5,440,000, respectively, and as required under the terms of the credit agreement with its letter of credit banks and the trust indenture governing the bonds, had on account an additional $9,849,000 and $8,482,000, respectively, of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

     Company management believes PERC's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. PERC plans capital expenditures for the year ending December 31, 1998 of approximately $998,000. PERC intends to finance the requirements through cash flow from operations.

TERI

     TERI has financed its operations and capital expenditures primarily by cash flows from operations. Cash provided by operations was $1,807,000 in 1997. TERI's capital expenditures were $1,329,000 for additions to property, plant and equipment during 1997.

     During 1997, TERI retired $13.4 million of variable rate revenues bonds and paid certain debt financing costs with $13,708,000 of proceeds from two 1997 Industrial Development Revenue Bond issues (the "1997 Bonds") and cash on hand. The outstanding 1997 Bonds carry interest at a fixed rate of 7% and have annual sinking fund payments due each December 1 ($1,765,000 due December 1, 1998) with a final payment of $4,620,000 due December 1, 2002. During 1997, TERI repaid $308 which represented the entire balance of one of the 1997 Bond issuances. As of December 31, 1997 TERI had total indebtedness of $13.4 million.

     As of December 31, 1997 and December 31, 1996, in addition to TERI's operating cash of $933,000 and $558,000, respectively, TERI, as required under the terms of its then existing debt agreements, had on account an additional $2,051,000 and $499,000, respectively, of reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements.

     Management believes TERI's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for TERI for the year ending December 31, 1998 are expected to be approximately $200,000. TERI intends to finance the requirements through cash flow from operations.

                             TAX LOSS CARRYFORWARDS

     At December 31, 1997, the Company had net operating loss carryforwards of approximately $46.1 million for income tax purposes that expire in years 2002 through 2010 and are subject to the limitations as described below. In addition, the Company has general business credit carryforwards of approximately $530,000 that expire in the years 1999 through 2006 and alternative minimum tax credits of approximately $815,000 which do not expire. For financial reporting purposes, such amounts are treated as deferred tax assets and a valuation allowance has been recognized to offset these deferred tax assets.

     These deferred tax assets can be utilized against future net income of the Company. When utilized by the Company, net income will not be reduced by income tax provisions.

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

     During 1994, such a change in ownership occurred. As a result of the change, the Company's ability to utilize its net operating loss carryforwards and general business credits will be limited to approximately $1,200,000 of taxable income, or approximately $375,000 of equivalent credit per year. This limitation may be increased if the Company recognizes a gain on the disposition of an asset which had a fair market value greater than its tax basis on the date of the ownership change.

     During 1996, the Company acquired TERI. As a result of this acquisition, the Company recorded additional net operating loss carryforwards of $25,580,000, which are also subject to a corporate "ownership change". As a result of the change, the Company's ability to utilize the net operating loss carryforwards of TERI is limited to approximately $988,000 per year.

                          ENVIRONMENTAL CONTINGENCIES

     While increasing environmental regulation often presents new business opportunities to the Company, Maine Energy, PERC and TERI, it likewise often results in increased operating costs as well. The Company, Maine Energy, PERC and TERI strive to conduct their operations in compliance with applicable laws and regulations, including environmental rules and regulations, and have as their goal 100% compliance with such laws and regulations. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management of the Company believes that in the ordinary course of doing business, companies in the environmental services and waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities. At December 31, 1997, there were no pending governmental environmental enforcement proceedings where the Company, Maine Energy, PERC or TERI believe potential monetary sanctions will exceed $100,000. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the plants, equipment, and vehicles of the Company, Maine Energy, PERC or any other operating subsidiary of the Company based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would have a negative impact on the Company's business and operations and could have a material adverse impact on the Company's financial results.

                                   INFLATION

     The effect of inflation on operating costs has been minimal in over the past three (3) years. Most of the Company's operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operation. The effect of inflation-driven cost increases on each of the Company's project's overall operating costs is not expected to be greater for such project than for its respective competitors. In addition, each of Maine Energy and PERC can contractually increase its waste processing fees to municipal customers annually based on inflation.

                                YEAR 2000 ISSUE

     Until recently computer programs were written to store only two digits of date-related information in order to more efficiently handle and store data. Thus the programs were unable to properly distinguish between the year 1900 and the year 2000. This is frequently referred to as the "Year 2000 Problem". During 1997, the Company initiated a Year 2000 Project to begin to address this issue. Utilizing both internal and external resources, the Company is in the process of defining, assessing and converting, or replacing, various programs, hardware and instrumentation systems including those at its subsidiaries and its facilities to make them Year 2000 compatible. The Company's Year 2000 project is comprised of several components including, business applications, computer hardware and facilities equipment. The business applications component consists of the Company's business computer systems, as well as the computer systems of customers whose Year 2000 problems could potentially impact the Company. Equipment exposures consist of the micro-processors with the power of small computers that are embedded within operating, control and safety equipment utilized within the Company's facilities. Should the Company not be able to convert or replace all such programs, hardware and instrumentation systems it could have a material adverse effect on the Company's results of operations and financial position. No assurance can be given that the Company will be able to successfully convert or replace all such programs, hardware and instrumentation systems. The cost of the Year 2000 initiatives is not expected to be material to the Company's results of operations or financial position.

       RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

     Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at December 31, 1997, include the following Statements of Financial Accounting Standards ("SFAS"):

     SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income (all changes in equity during a period except those resulting from investments by and distributions to owners) and its components in the financial statements. This new standard which will be effective for the Company for the year ending December 31, 1998, is not currently anticipated to have a significant impact on the Company's financial statements based on the current financial structure and operations of the Company.

     SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company for the year ending December 31, 1998, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard may require the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments, which may result in more detailed information in the notes to the Company's financial statements than is currently required and provided. The Company has not yet determined the effects, if any, of implementing SFAS No. 131 on its reporting of financial information.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Company for the year ended December 31, 1997 and 1996 with regard to consolidated balance sheets, and the years ended December 31, 1997, 1996 and 1995, with regard to consolidated statements of operations, shareholders' equity (deficit) and cash flows, together with the reports of independent auditors thereon and related schedules appear on pages F-1 to F-37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Incorporated by reference to the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

                                    PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

     (a) The following financial statements are filed as a part of this report:

     Consolidated Financial Statements of KTI, Inc.:
     Report of Independent Auditors
     Consolidated Balance Sheets at December 31, 1997 and 1996
     Consolidated Statements of Operations for each of the three years in the period ended December 31, 1997
     Consolidated Statements of Changes in Shareholders Equity (Deficit) for each of the three years in the period ended December 31, 1997
     Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1997
     Notes to Consolidated Financial Statements
     Financial Statements of Penobscot Energy Recovery Company:
     Report of Independent Auditors
     Balance Sheet at December 31, 1996
     Statements of Operations for each of the two years in the period ended
       December 31, 1996
     Statements of Changes in Partners' Capital for each of the two years in the period ended December 31, 1996
     Statements of Cash Flows for each of the two years in the period ended
       December 31, 1996
     Notes to Financial Statements

     (b) The following consolidated financial statement schedule of the Company is filed as part of this report:

        Schedule II -- Valuation of Qualifying Accounts

        All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

     (c) The following exhibits which are furnished with this report or incorporated herein by reference, are filed as part of this report:

                                 EXHIBIT INDEX

   2.1   Agreement of Reorganization and Merger among KTI, Inc., a
         New Jersey corporation, K-C Industries, Inc., an Oregon corporation and KES, Inc., a Delaware corporation, dated
         September 22, 1997(1)
   4.1   Specimen Form of Common Stock Certificate(2)
   4.3   Certificate of Amendment to Registrant's Restated
         Certificate of Certificate of Incorporation, filed August 8,
         1997(3)
   4.4   Certificate of Correction to Certificate of Amendment to
         Registrant's Restated Certificate of Certificate of
         Incorporation, filed October 31, 1997(23)
  10.1   Loan Agreement dated as of June 1, 1985 between City of
         Biddeford, Maine and Maine Energy Recovery Company, as amended(4)
  10.2 Subordinated Note of Maine Energy Recovery Company dated as of December 1, 1990 in the original principal amount of $14,252,338.39 payable to CNA Realty Corp.(4)

  10.3 Subordinated Note of Maine Energy Recovery Company dated as of December 1, 1990 in the original principal amount of $9,495,327.45 payable to Energy National, Inc.(4)
  10.4 Subordinated Note of Maine Energy Recovery Company dated as of December 1, 1990 in the original principal amount of $4,737,517.54 payable to Project Capital 1985(4)
  10.5   Loan Agreement dated as of April 1, 1986 between Town of
         Orrington, Maine and Penobscot Energy Recovery Company, as amended(4)
  10.6 Credit Agreement dated as of May 15, 1986 by and among Penobscot Energy Recovery Company, PERC Management Company and Energy National, Inc. and The Banking Institutions
         Signatory Hereto and Bankers Trust Company, as Agent, as amended(4)
  10.7   Second Amended and Restated Agreement and Certificate of
         Limited Partnership of Penobscot Energy Recovery Company dated May 15, 1986, as amended(2)
  10.8   Agreement between Penobscot Energy Recovery Company and
         Bangor Hydro-Electric Company dated June 21, 1984, as amended(2)
  10.9   Form of Penobscot Energy Recovery Company Waste Disposal
         Agreement (City of Bangor) dated April 1, 1991 and Schedule of Substantially Identical Waste Disposal Agreements(2)
  10.10  Operation and Maintenance Agreement Between Esoco Orrington,
         Inc. and Penobscot Energy Recovery Company dated June 30,
         1989(2)
  10.11  Residue Disposal Agreement between Penobscot Energy Recovery
         Company and Sawyer Environmental Recovery Facilities, Inc.
         dated September 19, 1985, as amended(2)
  10.12  Amended and Restated Bypass Agreement between Sawyer
         Environmental Recovery Facilities, Inc. and Penobscot Energy
         Recovery Company dated April 4, 1994(2)
  10.13  Second Amended and Restated Agreement and Certificate of
         Limited Partnership of Maine Energy Recovery Company dated
         June 30, 1986, as amended(2)
  10.14  Power Purchase Agreement Between Maine Energy Recovery
         Company and Central Maine Power Company dated January 12,
         1984, as amended(2)
  10.15  Operation and Maintenance Agreement Between Maine Energy
         Recovery Company and KTI Operations, Inc. dated December 1,
         1990(2)
  10.16  Host Municipalities' Waste Handling Agreement among
         Biddeford-Saco Solid Waste Committee, City of Biddeford,
         City of Saco and Maine Energy Recovery Company dated June 7,
         1991(2)
  10.17  Form of Maine Energy Recovery Company Waste Handling
         Agreement (Town of North Berwick) dated June 7, 1991 and
         Schedule of Substantially Identical Waste Disposal
         Agreements(2)
  10.18  Material Disposal and Transportation Agreement among
         Consolidated Waste Service, Inc., Waste Management of New
         Hampshire and Maine Energy Recovery Company dated October
         21, 1991(2)
  10.19  Front-End Process Residue Agreement between Arthur
         Schofield, Inc. and Maine Energy Recovery Company dated May
         27, 1994(2)
  10.20  Second Amended and Restated Agreement and Certificate of
         Limited Partnership of FTI Limited Partnership dated
         December 11, 1986, as amended(2)
  10.21 Land Lease dated November 25, 1985 between City of Lewiston and Fuel Technologies, Inc. as amended(2)
  10.22  KTI, Inc. 1994 Long-Term Incentive Award Plan(2)
  10.23 Employment Agreement between KTI, Inc. and Martin J. Sergi dated May 1, 1994(2)
  10.24  Registration Rights Agreement between Davstar Managed
         Investments Corp. and KTI Environmental Group, Inc. dated
         March 17, 1993(2)

  10.25  Registration Rights Agreement among KTI Environmental Group,
         Inc., Martin J. Sergi and Midlantic National Bank dated May
         10, 1994(2)
  10.26  Registration Rights Agreement among KTI Environmental Group,
         Inc., Nicholas Menonna, Jr. and Midlantic National Bank dated May 10, 1994(2)
  10.27  KTI, Inc. Directors Stock Option Plan(5)
  10.28  Form of Registration Rights between KTI, Inc. and Mona
         Kalimian, Mark D. Kalimian, and Linda Berley dated July 27,
         1995 and Schedule of Substantially Identical Registration
         Rights Agreements(4)
  10.29  Letter Agreement dated as of November 10, 1995 among Central
         Maine Power, Maine Energy Recovery Company and Citizens
         Lehman Power(6)
  10.30  Global Agreement dated December 28, 1995 between
         Environmental Capital Holdings, Inc. and KTI, Inc.(6)
  10.31 Agreement of Limited Partnership of American Ash Recycling of Tennessee, Ltd. dated December 28, 1995(6)
  10.32 Agreement of Limited Partnership of American Ash Recycling of New England, Ltd. dated December 28, 1995(6)
  10.33  First Amendment to Agreement of Limited Partnership of
         American Ash Recycling of Tennessee, Ltd., dated March 16,
         1996(7)
  10.34  Agreement dated as of July 19, 1996 by and among KTI, Inc.,
         DataFocus Incorporated and CIBER, Inc.(8)
  10.35  Agreement dated July 19, 1996 by and among KTI, Inc., Thomas
         Bosanko and Patrick B. Higbie(8)
  10.36  Operating Agreement of Specialties Environmental Management
         Company, LLC dated as of October 18, 1996(9)
  10.37  Amendment to Employment Agreements between KTI, Inc. and
         Nicholas Menonna, Jr. and Martin J. Sergi(10)
  10.38  Note Purchase Agreement dated as of October 23, 1996 between
         KTI, Inc. and WEXFORD KTI LLC(11)
  10.39  Registration Rights Agreement dated as of October 23, 1996 between KTI, Inc. and WEXFORD KTI LLC(11)
  10.40  Escrow Agreement dated as of October 23, 1996 between KTI,
         Inc. and WEXFORD KTI LLC and Key Trust of Ohio, N.A.(11)
  10.41  Securities Purchase Agreement by and among KTI Plastic
         Recycling, Inc., Continental Casualty Company, CNA Realty
         Corp., CLE, Inc. and Timber Energy Investment, Inc. dated as of November 22, 1996(12)
  10.42  Securities Purchase Agreement by and among KTI Plastic
         Recycling, Inc. and Diane Goodman and Seth Lehner dated as of November 25, 1996(13)
  10.43  Loan and Security Agreement between KTI, Inc., KTI
         Environmental Group, Inc., Kuhr Technologies, Inc., KTI
         Limited Partners, Inc., KTI Operations, Inc. and PERC, Inc.,
         Borrowers, and Key Bank of New York, Lender, dated October
         29, 1996(14)
  10.44  Pledge Agreement between each Borrower and Key Bank of New
         York dated October 29, 1996(14)
  10.45  Key Trust Company PRISM(R) Prototype Retirement Plan and
         Trust adopted as of December 11, 1996(14)
  10.46  Option and Consulting Agreement by and among KTI, Inc. and
         L.T. Lawrence & Co., Inc. dated as of June 1, 1996(14)

  10.47 First Amendment to Option and Consulting Agreement by and among KTI, Inc. and L.T. Lawrence & Co., Inc. dated as of
         December 18, 1996(14)
  10.48 Warrant to purchase 200,000 shares of KTI, Inc. common stock at $7.50 per share issued to L.T. Lawrence & Co., Inc. dated as of December 18, 1996(14)
  10.49 Warrant to purchase 6,000 shares of KTI, Inc. common stock at $8.50 per share issued to Thomas E. Schulze dated as of January 2, 1997(14)
  10.50 Warrant to purchase 3,000 shares of KTI, Inc. common stock at $8.50 per share issued to John E. Turner dated as of January 2, 1997(14)
  10.51 Warrant to purchase 6,000 shares of KTI, Inc. common stock at $8.50 per share issued to Robert E. Wetzel dated as of January 2, 1997(14)
  10.52 Warrant to purchase 15,000 shares of KTI, Inc. common stock at $6.00 per share issued to The Baldwin & Clarke Companies dated as of January 2, 1997(14)
  10.53 Warrant to purchase 15,000 shares of KTI, Inc. common stock at $7.00 per share issued to The Baldwin & Clarke Companies dated as of January 2, 1997(14)
  10.54 Third Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of FTI Limited
         Partnership dated as of January 23, 1997(14)
  10.55 Warrant to purchase 2,000 shares of KTI, Inc. common stock at $8.50 per share issued to Maine Woodchips Associates dated as of January 23, 1997(14)
  10.56  Registration Rights Agreement by and between KTI, Inc. and
         Maine Woodchips Associates dated as of January 23, 1997(14)
  10.57  Securities Purchase Agreement by and among KTI Plastic
         Recycling, Inc., Continental Casualty Company, CNA Realty
         Corp., CLE, Inc. and Timber Energy Investment, Inc., dated as of November 22, 1996(15)
  10.58 Term sheet (Purchase of assets of Prins Recycling Corp. and subsidiaries)(16)
  10.59  Agreement, dated as of April 21, 1997 between KTI Recycling,
         Inc. and its subsidiaries and PNC Bank(16)
  10.60  Operations and Maintenance Agreement, dated as of April 21,
         1997, by and between Prins Recycling Corp. and its subsidiaries and KTI Operations, Inc.(16)
  10.61 Order of the Bankruptcy Court for the District of New Jersey dated June 19, 1997(16)
  10.62  Asset Purchase Agreement, dated as of June 24, 1997, between
         Prins Recycling Corp. and its subsidiaries and KTI
         Recycling, Inc. and its subsidiaries(16)
  10.63  Securities Purchase Agreement by and among I. Zaitlin &
         Sons, Inc., a Maine corporation, Data Destruction Services,
         Inc., a Maine corporation, Samuel M. Zaitlin, Steven G.
         Suher and George G. Deely and KTI Recycling, Inc., a
         Delaware corporation(17)
  10.64 First amendment, dated as of August 14, 1997, to the Loan and Security Agreement between KTI, Inc., KTI Environmental
         Group, Inc., Kuhr Technologies, Inc., KTI Limited Partners,
         Inc., KTI Operations, Inc. and PERC, Inc.(18)
  10.65 Securities Purchase Agreement, dated as of August 12, 1997, by and among KTI, Inc., and Wenoha Corporation, John G.
         Mills, L. Don Norton, Glen Wade Stewart, Bruce D. Wentworth and Donald E. Wentworth(18)
  10.66  Placement Agreement dated August 7, 1997 between KTI, Inc.
         and Credit Research & Trading LLC(19)
  10.67  Warrant Agreement dated August 7, 1997 between KTI, Inc. and
         Credit Research & Trading LLC(19)
  10.68  Registration Rights Agreement dated August 15, 1997 between
         KTI, Inc. and the purchases named therein(19)

  10.69  Purchase and Option Agreement by and between PERC Management
         Company Limited Partnership and The Prudential Insurance
         Company of America dated September 30, 1997(20)
  10.70  Second Amendment to the Second Amended and Restated
         Agreement and Certificate of Limited Partnership of
         Penobscot Energy Recovery Company, Limited Partnership dated as of September 29, 1997(20)
  10.71  Assignment and Assumption Agreement between The Prudential
         Insurance Company of America and PERC Management Company
         Limited(20) Partnership dated as of September 29, 1997 re
         Penobscot Energy Recovery Company, Limited Partnership(20)
  10.72  Amendment No. 1 to Reimbursement Agreement and Release of
         Assignment dated as of September 29, 1997 to the
         Reimbursement Agreement dated as of May 28, 1991 of
         Penobscot Energy Recovery Company, Limited Partnership in
         favor of Morgan Guaranty Trust Company of New York re
         Penobscot Energy Recovery Company, Limited Partnership(20)
  10.73  Assignment and Assumption Agreement between The Prudential
         Insurance Company of America and PERC Management Company
         Limited Partnership dated as of September 29, 1997 re
         Orrington Waste Ltd., Limited Partnership(20)
  10.74  Amendment no. 1 to Reimbursement Agreement and Release of
         Assignment dated as of September 29, 1997 to the
         Reimbursement Agreement dated as of May 28, 1991 of
         Penobscot Energy Recovery Company, Limited Partnership in
         favor of Morgan Guaranty Trust Company of New York re
         Orrington Waste Ltd.(20)
  10.75  Securities Purchase Agreement dated as of January 1, 1998, by and among Vel-A-Tran Recycling, Inc., a Massachusetts
         corporation, Raymond Vellucci and KTI Recycling of New
         England, Inc., a Delaware corporation(21)
  10.76  Securities Purchase Agreement dated as of January 27, 1998 among Total Waste Management Corporation, Donald A.
         Littlefield, William Kaylor and KTI Specialty Waste
         Services, Inc., a Maine corporation(22)
  21     List of all subsidiaries of Registrant
 *23     Consent of Ernst & Young LLP

---------------
 (1) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 16, 1997

 (2) Filed as an Exhibit to Registrant's Registration Statement on Form S-4 (No. 33-85234) dated January 6, 1995.

 (3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated August 15, 1997.

 (4) Filed with the Registration Statement on Form S-1 dated December 6, 1995.
 (5) Filed as an Exhibit to Registrant's Proxy Statement dated June 5, 1995.

 (6) Filed with the Amendment No. 1 to the Registration Statement on Form S-1 dated February 2, 1996.

 (7) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated April 15, 1996.

 (8) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated July 19, 1996.

 (9) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 18, 1996.

(10) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 23, 1996.

(11) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 24, 1996.

(12) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated November 22, 1996.

(13) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated November 25, 1996.

(14) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(15) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated November 26, 1996.

(16) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated June 19, 1997

(17) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated July 29, 1997.

(18) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 12, 1997.

(19) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 15, 1997.

(20) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 30, 1997.

(21) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 15, 1998.

(22) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated February 4, 1998.

(23) Filed with the Registration Statement on Form S-2 dated February 11, 1998.

  *  Filed herewith.

REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF 1997.

     Three Reports on Form 8-K were filed in the fourth quarter of 1997, one of which was amended by a Form 8-K/A also filed during the quarter. No financial statements were included with such Forms 8-K. The following is a list of the Forms 8-K filed and the dates thereof.

     (i) A Form 8-K was filed on October 15, 1997 reporting that the Company purchased a 49.5% limited partnership interest in PERC from The Prudential Insurance Company of America for approximately $11.7 million cash.

     (ii) A Form 8-K/A was filed on December 8, 1997 in connection with a previous Form 8-K filed on October 15, 1997, reporting certain financial information in connection with the acquisition of its 49.5% limited partnership interest in PERC from the Prudential Insurance Company of America for approximately $11.7 million cash, which as permitted was not provided in the initial 8-K dated October 15, 1997.

     (iii) A Form 8-K was filed on December 8, 1997 reporting that the Company completed the acquisition of three recycling facilities as part of an asset purchase from Prins Recycling Corp.

     (iv) A Form 8-K was filed on December 12, 1997 reporting that the Company exercised its option to purchase an additional 14.8% limited partnership interest in PERC from the Prudential Insurance Company of America for $2.1 million cash.

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KTI, INC. (Registrant)

                                          By:
                                          --------------------------------------
                                                       Ross Pirasteh
                                                   Chairman of the Board

Date: March   , 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----

                                               Chairman of the Board                    March   , 1998
---------------------------------------------
                Ross Pirasteh

                                               Vice Chairman, President                 March   , 1998
---------------------------------------------  Chief Financial Officer
               Martin J. Sergi                 and Director (Principal Executive
                                               Financial and Accounting Officer)

                                               Director                                 March   , 1998
---------------------------------------------
               Paul Kleinaitis

                    *By:
   ---------------------------------------
               Martin J. Sergi
              Attorney-in-Fact

                                               Director                                 March   , 1998
---------------------------------------------
              Jeffrey R. Power

                    *By:
   ---------------------------------------
               Martin J. Sergi
              Attorney-in-Fact

                                               Director                                 March   , 1998
---------------------------------------------
                 Wilbur Ross

                    *By:
   ---------------------------------------
               Martin J. Sergi
              Attorney-in-Fact

                                               Director                                 March   , 1998
---------------------------------------------
                 Dibo Attar

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
                    *By:
   ---------------------------------------
               Martin J. Sergi
              Attorney-in-Fact

                                               Director                                 March 28, 1997
---------------------------------------------
                 Jack Polak

                    *By:
   ---------------------------------------
               Martin J. Sergi
              Attorney-in-Fact

                                   KTI, INC.

                         INDEX TO FINANCIAL STATEMENTS

     The following consolidated financial statements and schedules of KTI, Inc. are included in Item 8:

                                                              PAGE
                                                              ----
Consolidated Financial Statements of KTI, Inc.:
  Report of Independent Auditors............................   F-2
  Consolidated Balance Sheets at December 31, 1997 and         F-3
     1996...................................................
  Consolidated Statements of Operations for each of the        F-4
     three years in the period ended December 31, 1997......
  Consolidated Statements of Changes in Shareholders' Equity   F-5
     for each of the three years in the period ended
     December 31, 1997......................................
  Consolidated Statements of Cash Flows for each of the        F-6
     three years in the period ended December 31, 1997......
  Notes to Consolidated Financial Statements................   F-7
Financial Statements of Penobscot Energy Recovery Company:
  Report of Independent Auditors............................  F-29
  Balance Sheet at December 31, 1996........................  F-30
  Statements of Income for each of the two years in the       F-31
     period ended December 31, 1996.........................
  Statements of Changes in Partners' Capital for each of the  F-32 two years in the period ended December 31, 1996........
  Statements of Cash Flows for each of the two years in the   F-33
     period ended December 31, 1996.........................
  Notes to Financial Statements.............................  F-34
     The following consolidated financial statement schedule
      of KTI, Inc. is included in Item 14(d):
  II  Valuation and Qualifying Accounts.....................  F-38

     All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
KTI, Inc.

     We have audited the accompanying consolidated balance sheets of KTI, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KTI, Inc. and subsidiaries at December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

Hackensack, New Jersey
March 6, 1998 except for
  Note 18, as to which
  the date is March 23, 1998

                                   KTI, INC.

                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1996
                                                              ------------    ------------
                                          ASSETS
Current Assets
  Cash and cash equivalents.................................    $ 11,181        $  5,227
  Restricted funds -- current portion.......................      13,103           5,164
  Accounts receivable, net of allowances of $294 and $241...      22,126           4,081
  Management fees receivable affiliates -- current
    portion.................................................                         567
  Consumables and spare parts...............................       4,041           2,100
  Inventory.................................................       1,219
  Notes receivable -- officers/shareholders and
    affiliates -- current...................................          29              58
  Other receivables.........................................         461             398
  Deferred taxes............................................       2,751
  Other current assets......................................         793             480
                                                                --------        --------
         Total current assets...............................      55,704          18,075
Restricted funds............................................       6,527           2,904
Management fees receivable -- affiliates....................                       2,175
Notes receivable -- officers/shareholders and affiliates....          81             213
Other receivables...........................................         271             712
Investment in PERC..........................................                       3,792
Deferred costs, net of accumulated amortization of $676 and
  $208......................................................       2,911           1,020
Goodwill and other intangibles, net of accumulated
  amortization of $778 and $298.............................      17,483           2,179
Other assets................................................       1,768             239
Deferred project development costs..........................         937             910
Property, equipment and leasehold improvements, net of
  accumulated depreciation of $17,837 and $12,672...........     156,801          90,855
                                                                --------        --------
         Total assets.......................................    $242,483        $123,074
                                                                ========        ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................    $  8,779        $  2,371
  Accrued expenses..........................................       3,825           1,830
  Debt, current portion.....................................      19,794           4,124
  Income taxes payable......................................         165             200
  Other current liabilities.................................       1,184             466
                                                                --------        --------
         Total current liabilities..........................      33,747           8,991
Other liabilities...........................................       1,918           1,308
Debt, less current portion..................................      74,473          34,949
Minority interest...........................................      22,105          10,872
Deferred revenue............................................      37,500          41,250
Commitments and contingencies
Shareholders' equity
Preferred stock; 10,000,000 shares authorized;
  Series A, par value $8 per share, 447,500 shares
    authorized, issued and outstanding in 1997..............       3,732
  Series B, par value $25 per share, 8.75%, 880,000 shares
    authorized, 856,000 shares issued and outstanding in
    1997....................................................      21,400
Common stock, no par value (stated value $.01 per share);
  authorized 20,000,000 in 1997 and 13,333,333 in 1996;
  issued and outstanding 8,912,630 in 1997 and 6,836,766 in
  1996......................................................          89              68
Additional paid-in capital..................................      52,762          38,576
Accumulated (deficit).......................................      (5,243)        (12,940)
                                                                --------        --------
Total shareholders' equity..................................      72,740          25,704
                                                                --------        --------
         Total liabilities and shareholders' equity.........    $242,483        $123,074
                                                                ========        ========

                            See accompanying notes.

                                   KTI, INC.

                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                            --------------------------------------
                                                               1997          1996          1995
                                                            ----------    ----------    ----------
Revenues:
  Waste-to-energy:
    Electric power........................................  $   38,968    $   20,821    $   26,470
    Sale of capacity, net.................................                    33,203
    Waste processing......................................      31,545        13,975        11,613
  Recycling...............................................      25,644           509
                                                            ----------    ----------    ----------
         Total revenues...................................      96,157        68,508        38,083
Costs and expenses:
  Electric power and waste processing operating costs.....      47,654        19,610        18,634
  Recycling...............................................      20,099           508
  Selling, general and administrative.....................       2,978         2,389         2,941
  Depreciation and amortization...........................       8,893         6,336         7,505
  Interest -- net.........................................       5,086         4,464         9,379
                                                            ----------    ----------    ----------
         Total costs and expenses.........................      84,710        33,307        38,459
Other income..............................................         390
Equity in net income of PERC..............................                       333           335
(Loss) on sale of investments.............................                      (296)
                                                            ----------    ----------    ----------
Income (loss) from continuing operations before minority
  interest, income taxes and extraordinary item...........      11,837        35,238           (41)
Minority interest.........................................       1,609        18,610         1,287
Pre-acquisition earnings..................................       4,722
                                                            ----------    ----------    ----------
Income (loss) from continuing operations before income
  taxes and extraordinary item............................       5,506        16,628        (1,328)
Income taxes (benefit)....................................      (2,586)                         65
                                                            ----------    ----------    ----------
Income (loss) from continuing operations before
  extraordinary item......................................       8,092        16,628        (1,393)
Discontinued operations
  Loss from discontinued operations (including a loss on
    disposal of $549 and income taxes of $200 in 1996)....                      (714)          (86)
                                                            ----------    ----------    ----------
Income (loss) before extraordinary item...................       8,092        15,914        (1,479)
  Extraordinary item -- gain (loss) on early
    extinguishment of debt, net of minority interest......                    (2,248)          148
                                                            ----------    ----------    ----------
Net income (loss).........................................       8,092        13,666        (1,331)
  Accretion and paid and accrued dividends on preferred
    stock.................................................      (1,408)           --            --
                                                            ----------    ----------    ----------
  Net income (loss) available for common shareholders.....  $    6,684    $   13,666    $   (1,331)
                                                            ==========    ==========    ==========
Earnings (loss) per common share:
Basic:
  Income (loss) from continuing operations................  $     0.90    $     2.73    $    (0.26)
  Loss from discontinued operations.......................                     (0.11)        (0.02)
                                                            ----------    ----------    ----------
  Income (loss) before extraordinary item.................        0.90          2.62         (0.28)
  Extraordinary item......................................                     (0.37)         0.03
                                                            ----------    ----------    ----------
  Net income (loss).......................................  $     0.90    $     2.25    $    (0.25)
                                                            ==========    ==========    ==========
  Weighted average number of shares used in computation...   7,403,681     6,081,503     5,263,797
                                                            ==========    ==========    ==========
Diluted:
  Income (loss) from continuing operations................  $     0.83    $     2.47    $    (0.26)
  Loss from discontinued operations.......................                     (0.10)        (0.02)
                                                            ----------    ----------    ----------
  Income (loss) before extraordinary item.................        0.83          2.37         (0.28)
  Extraordinary item......................................                     (0.32)         0.03
                                                            ----------    ----------    ----------
  Net income (loss).......................................  $     0.83    $     2.05    $    (0.25)
                                                            ==========    ==========    ==========
  Weighted average number of shares used in computation...   8,426,190     6,933,688     5,263,797
                                                            ==========    ==========    ==========

                            See accompanying notes.

                                   KTI, INC.

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                       SERIES A           SERIES B
                                   PREFERRED STOCK     PREFERRED STOCK       COMMON STOCK      ADDITIONAL
                                   ----------------   -----------------   ------------------    PAID IN     ACCUMULATED
                                   SHARES    AMOUNT   SHARES    AMOUNT     SHARES     AMOUNT    CAPITAL       DEFICIT      TOTAL
                                   -------   ------   -------   -------   ---------   ------   ----------   -----------   -------
Balance at December 31, 1994.....                                         3,376,617    $33      $21,330      $(25,275)    $(3,912)
  Net loss.......................                                                                              (1,331)     (1,331)
  Issuance of common stock for:
    Exercise of options..........                                            73,980      1          256                       257
    Business combinations........                                         1,801,044     18        8,984                     9,002
  Sale of common stock...........                                           695,332      7        2,857                     2,864
                                   -------   ------   -------   -------   ---------    ---      -------      --------     -------
Balance at December 31, 1995.....                                         5,946,973     59       33,427       (26,606)      6,880
  Net income.....................                                                                              13,666      13,666
  Issuance of common stock for:
    Exercise of options..........                                            55,346      1          280                       281
    Exercise of warrants.........                                            41,183                 225                       225
    Conversion of debt...........                                           725,015      7        4,045                     4,052
    Business combinations........                                            68,249      1          455                       456
  Issuance of stock purchase
    warrants.....................                                                                   144                       144
                                   -------   ------   -------   -------   ---------    ---      -------      --------     -------
Balance at December 31, 1996.....                                         6,836,766     68       38,576       (12,940)     25,704
  Net income.....................                                                                               8,092       8,092
  Issuance of Series A Preferred
    Stock and common stock
    purchase warrants............  487,500   $3,376                                                 422                     3,798
  Accretion of Series A Preferred
    Stock........................              700                                                 (700)
  Issuance of Series B Preferred
    Stock and common stock
    purchase warrants............                     856,000   $21,400                          (1,416)                   19,984
  Issuance of common stock and
    common stock purchase
    warrants for:
    Exercise of options..........                                            85,353      1          502                       503
    Exercise of warrants.........                                           692,771      7        3,611                     3,618
    Conversion of debt...........                                           618,609      6        4,901                     4,907
    Conversion of preferred
      stock......................  (40,000)   (344)                          40,000      1          343
    Employee savings plan
      contribution...............                                             4,117                  35                        35
    Business combinations........                                           635,014      6        6,488                     6,494
  Dividends paid on Series B
    Preferred Stock..............                                                                                (395)       (395)
                                   -------   ------   -------   -------   ---------    ---      -------      --------     -------
Balance at December 31, 1997.....  447,500   $3,732   856,000   $21,400   8,912,630    $89      $52,762      $ (5,243)    $72,740
                                   =======   ======   =======   =======   =========    ===      =======      ========     =======

            See accompanying notes

                                   KTI, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                              --------    -------    -------
OPERATING ACTIVITIES
Net income (loss)...........................................  $  8,092    $13,666    $(1,331)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Loss on disposal of discontinued operations...............                  550
  Extraordinary loss (gain).................................                2,247       (148)
  Depreciation and amortization.............................     6,249      6,336      7,505
  Minority interest.........................................     1,609     18,610      1,287
  Deferred revenue..........................................    (3,750)    41,250
  Deferred income taxes.....................................    (2,751)
  Provision for losses on accounts receivable...............       193                   323
  Provision for asset valuation.............................                   24        521
  Interest accrued and capitalized on debt..................       906      1,451      2,238
  Non-cash contribution to employee savings plan............        35
  Other non-cash (credits) charges..........................      (139)       144         52
  Equity in net income of PERC, net of distributions........                 (198)      (258)
  Loss on sale of assets, net...............................        15         94         84
  Loss on sale of debt securities...........................                  296
  Changes in operating assets and liabilities increasing
    (decreasing) cash:
    Accounts receivable.....................................    (2,458)     4,703     (2,343)
    Management fees receivable..............................                  191         99
    Consumables, spare parts and inventory..................        71       (842)       (23)
    Notes receivable and other receivables..................       244       (258)       603
    Other assets............................................      (503)       814        (93)
    Accounts payable and accrued expenses...................     1,285     (3,283)      (318)
    Income taxes............................................                  (90)
    Other liabilities.......................................       224        (96)       157
                                                              --------    -------    -------
Net cash provided by operating activities...................     9,322     85,609      8,355
INVESTING ACTIVITIES
Additions to property, equipment and leasehold
  improvements..............................................    (5,072)    (3,412)    (2,916)
Proceeds from sale of assets................................       203        469        468
Proceeds from sale of discontinued operation................                5,005
Deferred project development costs..........................       (45)      (910)
Net change in restricted funds:
  Cash equivalents..........................................    (2,149)        (3)     5,144
  Debt securities available-for-sale........................                5,579     (5,876)
Costs incurred in connection with merger....................                            (450)
Cash acquired in merger with Convergent Solutions, Inc......                           2,838
Purchase of additional partnership interests................   (14,532)      (792)
Cash acquired in purchase of additional partnership
  interests.................................................     5,375
Acquisition of businesses, net of cash acquired.............   (17,548)    (2,956)
Notes receivable -- officers/shareholders and affiliates....       340         (9)        28
                                                              --------    -------    -------
Net cash provided by (used in) investing activities.........   (33,428)     2,969       (764)
FINANCING ACTIVITIES
Deferred financing costs....................................    (1,265)    (1,188)    (2,091)
Proceeds from issuance of debt..............................    30,107      8,786        400
Proceeds from sale of common stock..........................     4,121        506      2,973
Proceeds from issuance of preferred stock...................    23,782
Dividends paid..............................................      (395)
Principal payments on debt and costs related to early
  extinguishment............................................   (26,290)   (97,909)    (9,805)
                                                              --------    -------    -------
Net cash provided by (used in) financing activities.........    30,060    (89,805)    (8,523)
                                                              --------    -------    -------
Decrease in cash and cash equivalents.......................     5,954     (1,227)      (932)
Cash and cash equivalents at beginning of period............     5,227      6,454      7,386
                                                              --------    -------    -------
Cash and cash equivalents at end of period..................    11,181    $ 5,227    $ 6,454
                                                              ========    =======    =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...............................................  $  2,792    $ 6,145    $ 6,620
                                                              ========    =======    =======
Taxes paid..................................................  $     75    $    --    $    --
                                                              ========    =======    =======
NON CASH INVESTING AND FINANCING ACTIVITIES
Debt issued in connection with:
  Purchase of additional partnership interest in Maine
    Energy..................................................              $   164
Common Stock issued in connection with the merger with
  Convergent Solutions, Inc.................................                         $ 9,002
Liquidation of debt payable to Convergent Solutions, Inc....                          (4,666)
Conversion of debt to equity................................  $  4,907      4,052
Common Stock and common stock purchase warrants issued in
  connection with acquisition of businesses.................     6,494        456

                             See accompanying notes

                                   KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (IN THOUSANDS OF DOLLARS, EXCEPT SHARES AND PER SHARE AMOUNTS)

1.  ORGANIZATION

     KTI, Inc. ("KTI") and subsidiaries (collectively, the "Company"), are engaged in the development of an integrated waste handling business providing waste paper, metals, plastic, glass and wood processing and recycling, municipal solid waste processing and disposal capabilities, specialty waste disposal services, facility operations and recycling of ash combustion residue. The Company also markets recyclable metals, plastic, and waste paper processed at its facilities and by third parties.

     These operations include its wholly-owned consolidated subsidiaries and its majority-owned consolidated subsidiaries, including Maine Energy Recovery Company ("Maine Energy"), American Ash Recycling of Tennessee, Ltd. ("AART"), Penobscot Energy Recovery Company ("PERC"). Timber Energy Resources, Inc. ("TERI") is a wholly-owned subsidiary. There are significant restrictions on the ability of certain of the Company's subsidiaries to distribute assets to the Company. These restrictions result from the terms of certain indebtedness and provisions of other agreements with third parties.

     Maine Energy, PERC and TERI are subject to the provisions of various federal and state energy laws and regulations, including the Public Utility Regulatory Policy Act of 1978, as amended. In addition, federal, state and local environmental laws establish standards governing certain aspects of the Company's operations. The Company believes it has all permits, licenses and approvals necessary to operate.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of KTI and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. As described in Note 5, during 1997 the Company acquired in two transactions certain limited partnership interests in PERC aggregating 64.29%. Prior to these transactions, the Company was a 7% owner and the managing general partner of PERC. As a result of the Company's aggregate ownership interest, PERC's financial statements have been included in the Company's consolidated statement of operations for the year ended December 31, 1997. In accordance with Accounting Research Bulletin No. 51, the consolidated statement of operations includes PERC's operations for the year ended December 31, 1997 as though the acquisition had occurred at the beginning of the year and includes adjustments to eliminate minority interest and the pre-acquisition earnings of PERC attributable to the partnership interests acquired as of the respective dates. The Company's investment in PERC was previously accounted for under the equity method based on the Company's significant influence over its financial and operating policies.

     The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

CASH EQUIVALENTS

     The Company considers all highly liquid investments with a maturity of 90 days or less when purchased to be cash equivalents.

RESTRICTED FUNDS

     Restricted funds consist of cash and cash equivalents held in trust, all of which are available, under certain circumstances, for current operating expenses, debt service, capital improvements and repairs and maintenance in accordance with certain contractual obligations and cash deposited in a bank in connection with certain of the Company's debt obligations. Restricted funds available for current operating and debt service purposes are classified as current assets.

                                   KTI, INC.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

     Maine Energy, PERC and TERI each sell electricity to the local electric utility in their respective geographic locations (Central Maine Power Company, ("CMP"), Bangor Hydro Electric Company ("BHE") and Florida Power Company ("FPC"), respectively). Electric power revenue from such utilities during 1997 totaled approximately $15,249, $18,593 and $5,126 respectively. Accounts receivable at December 31, 1997 included $2,163, $3,212 and $454 from CMP, BHE and FPC, respectively. In addition, Maine Energy and PERC earn substantial portions of their waste handling revenues from municipalities in their respective geographic regions in the state of Maine. TERI also earns a significant portion of its revenue from a large national paper manufacturer under the terms of a long-term agreement. AART earns a substantial portion of its revenues as the result of a contract with the City of Nashville, Tennessee.

     Although less than 10% of consolidated revenue, a significant portion of sales of recyclables are to international (including Pacific Rim countries, South America and Europe) and domestic paper manufacturers. The Company performs periodic credit evaluations of these customers. Although the Company's exposure to credit risk associated with non-payment by paper manufacturers is affected by conditions within the paper industry and the general economic condition of countries within the Pacific Rim, South America and Europe, a significant portion of outstanding receivables are supported through letters of credit issued by banks located in the United States. No single paper manufacturer customer exceeded 5% of the Company's total accounts receivable at December 31, 1997.

     Other financial instruments which subject the Company to concentrations of credit risk are cash and cash equivalents including restricted funds. The Company restricts its cash investments to financial institutions with high credit standings and securities backed by the United States Government.

INVENTORIES

     Inventories, consisting of secondary fibers and other recyclables ready for sale are stated at the lower of cost (firstin, first-out) or market.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. All costs incurred for additions and improvements, including interest during construction, are capitalized. The Company capitalized net interest costs of $20 and $110 in 1997 and 1996, respectively. Related interest costs were not material in 1995. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives ranging from three to twenty six years. Assets under capital leases are amortized using the straight-line method over the estimated useful lives ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

GOODWILL

     Goodwill represents costs in excess of net assets of businesses acquired in purchase transactions. Goodwill is being amortized on a straight-line basis principally over periods of five to fifteen years.

DEFERRED FINANCING AND OTHER DEFERRED COSTS

     Costs incurred in connection with debt and letter of credit financings are deferred and are being amortized over the life of the related debt or letter of credit issues using the interest method. The unamortized portion of such costs related to the previously outstanding Maine Energy bonds was included in the determination of the extraordinary loss in 1996.

                                   KTI, INC.

     In addition, during 1997, PERC deferred approximately $242 incurred in connection with negotiating a proposed amendment to its Power Purchase Agreement ("PPA"). While management expects to complete this transaction in 1998, should the PPA not be amended the deferred costs will be expensed.

     Costs incurred in connection with renegotiation of certain municipal waste contracts were deferred and were amortized over 60 months, which represented the minimum period covered by the new agreements. These costs were fully amortized during 1995.

DEFERRED PROJECT DEVELOPMENT COSTS

     The Company defers certain external costs incurred in the development of new projects. Amortization of these costs begins when the project becomes operational. If management concludes that the related project will not be completed, the deferred costs are expensed immediately.

REVENUE RECOGNITION

     Electric power revenues are earned from the sale of electricity to local utilities under the specific agreements with the utilities. Revenue is recorded at the contract rate specified in each entities power purchase agreement as it is delivered. Electric power revenue also includes the portion of the deferred gain on sale of electric generating capacity recognized during the respective period.

     Waste processing revenues consist principally of fees charged to customers for waste disposal. Substantially all waste processing revenues are earned from customers located in a geographic region proximate to the respective facility. Revenue is generally recorded upon acceptance and in certain cases is based on rates specified in long-term contracts. Certain of these rates are subject to adjustment based on the levels of certain costs and expenses, as defined, of Maine Energy and PERC.

     Management fees from affiliates as of December 31, 1996, related to providing general partner services to PERC, were recognized in accordance with the partnership agreement and were included in waste processing revenues. Such amounts have been eliminated in consolidation in 1997. Service and other revenues in connection with transportation and waste management are recognized upon completion of the services and are included in waste processing revenues. Sales of recyclables are recognized at the time of shipment.

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

                                   KTI, INC.

NET INCOME (LOSS) AVAILABLE FOR COMMON SHAREHOLDERS

     Net income (loss) available for common shareholders represents net income
(loss) adjusted by accretion of preferred stock to redemption value ($700), preferred stock dividends paid ($395) and dividends earned but not paid or accrued at December 31, 1997 ($313).

EARNINGS (LOSS) PER SHARE

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

EVALUATION OF LONG-LIVED ASSETS

     The Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company's evaluation at December 31, 1997 has been based on projected operating results of the businesses giving rise to the goodwill. Management believes that these projections are reasonable, however actual future operating results may differ.

COMMON STOCK DIVIDEND

     On February 28, 1997, a 5% stock dividend was declared by the Board of Directors. The stock dividend was payable March 28, 1997. All stock related data in the consolidated financial statements reflect the stock dividend for all periods presented.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING PRINCIPLES

     In June 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 130, (SFAS 130), Reporting Comprehensive Income. This statement establishes the standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company is required to adopt the provisions of SFAS 130 for 1998.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with the current year presentation.

3. SALE OF ELECTRIC GENERATION CAPACITY AND RESTRUCTURE OF POWER PURCHASE AGREEMENT

     On May 3, 1996, Maine Energy completed a restructuring of its PPA with CMP and the sale of the rights to its electrical generating capacity to CL Power Sales One, L.L.C. ("CL One"). At closing, Maine Energy received a payment from CL One of $85,000 ("Capacity Payment") and the PPA was amended to reflect a

                                   KTI, INC.

reduction in CMP's purchase price for electric power. In addition, the term of the PPA was extended from 2007 to 2012. The Company also received reimbursement of certain transaction costs, including interest on the Capacity Payment from November 6, 1995 to closing and certain other payments.

     Under the terms of the agreements, Maine Energy will be liable to CMP for liquidated damages of $3,750 for any calendar year through the year 2006 and on a pro rata basis for the period from January 1, to May 31, 2007 in which it does not deliver at least 100,000,000 kWh. Also, if during the same period, Maine Energy fails to deliver at least 15,000,000 kWh in any calendar year through the year 2006 and on a pro rata basis for the period from January 1 to May 31, 2007 it will be liable to CMP for liquidated damages of $3,750 times the number of years remaining in the term of the agreement. Both the 100,000,000 kWh and the 15,000,000 kWh levels are adjusted in the case of a force majeure event, as defined. Maine Energy produced approximately 170,000,000 kWh of electricity in each of 1997 and 1996. In order to secure CMP's right to liquidated damages, Maine Energy has obtained an irrevocable letter of credit in the initial amount of $45,000 which will be reduced by $3,750 for each completed year in which no event requiring the payment of liquidated damages occurs. Under the terms of the letter of credit agreement, Maine Energy is required to maintain certain restricted funds. The letter of credit is collateralized by liens on substantially all of Maine Energy's assets. Based on these contingencies, Maine Energy deferred an amount totaling $45,000 on the date of the transaction. This amount is being recognized as revenue as the contingencies are eliminated. As of December 31, 1997, the letter of credit and remaining deferred revenue equaled $37,500.

     Maine Energy used the proceeds from the sale of its capacity to repay $64,500 of the then outstanding Maine Energy Resource Recovery Bonds and to retire the related bank letter of credit. This prepayment resulted in the recognition of an extraordinary loss of $2,247 (net of minority interest of $2,213) in 1996. The remaining proceeds were used together with certain unrestricted cash balances on hand to repay $29,500 of outstanding subordinated notes payable to Maine Energys limited partners other than the Company.

4.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of the following at December 31:

                                                                1997        1996
                                                              --------    --------
Land........................................................  $  2,171    $    908
Buildings and site improvements.............................    40,942      15,397
Machinery and equipment.....................................   128,700      85,454
Furniture and fixtures......................................     2,075       1,338
Leasehold improvements......................................       750         430
                                                              --------    --------
                                                               174,638     103,527
Less allowances for depreciation and amortization...........   (17,837)    (12,672)
                                                              --------    --------
                                                              $156,801    $ 90,855
                                                              ========    ========

     Beginning October 1, 1996 Maine Energy revised the estimated average useful lives used to compute depreciation for substantially all of its plant and equipment. These revisions were made to more properly reflect the remaining useful lives of the assets. The change had the effect of increasing income before extraordinary item and net income by approximately $432 ($.07 per share, basic and $.06 diluted per share) for 1996.

5.  ACQUISITIONS

  1997 Acquisitions

     On September 30, 1997 and November 12, 1997, the Company purchased certain limited partnership interests in PERC aggregating 64.29% from one of the existing limited partners. The aggregate cost of the

                                   KTI, INC.

acquisitions was $14.5 million. The transaction has been accounted for under the purchase method of accounting. Accordingly, the purchase price has been allocated to the assets and liabilities of PERC (to the extent of the Company's additional ownership interest) based on their estimated fair values as of the date of acquisition and resulted in a reduction in the carrying value of property and equipment of approximately $8,038. PERC is a 25 megawatt waste-to-energy project which began operations in 1988. Prior to the acquisition of the additional 64.29% limited partnership interest, the Company accounted for its 7% ownership under the equity method. The excess between the Company's actual capital contributions and its original 7% ownership interest in the partnership's total contributed capital is being amortized over the term of the partnership's PPA. This amount is included in goodwill at December 31, 1997.

     In November, 1997, the Company acquired certain assets and assumed certain liabilities of Prins Recycling Corp. and its subsidiaries ("Prins") pursuant to an order of the Bankruptcy Court for the District of New Jersey. Prins was engaged in the operation of three material recycling facilities located in or proximate to Newark, New Jersey, Chicago, Illinois and Boston, Massachusetts. The aggregate purchase price, including all direct costs, was approximately $15.1 million and included warrants to purchase 92,250 shares of the Company's common stock at exercise prices ranging from $8.10 to $9.25 per share. The warrants are exercisable at any time and expire on various dates between December 31, 1999 and April 30, 2002. At December 31, 1997, 74,925 of these warrants remain outstanding. In connection with the transaction, the Company assumed certain administrative claims against Prins. At December 31, 1997, approximately $857 remained in accrued liabilities related to such claims. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $6,374 which has been recorded as goodwill.

     On September 19, 1997, the Company acquired all of the outstanding common stock of K-C Industries, Inc. ("K-C"). KTI is engaged in the marketing of paper and secondary fibers. The aggregate purchase price, including all direct costs, was approximately $6,739 and included 425,014 shares of the Company's common stock. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $5,035 which has been recorded as goodwill.

     In August, 1997, the Company acquired all of the outstanding common stock of I. Zaitlin and Sons, Inc. ("Zaitlin"), a company engaged in the recycling business in Maine and Data Destruction Services, Inc., a company engaged in the destruction of confidential records. The aggregate purchase including all direct costs was approximately $2,245 and included 200,000 shares of the Company's common stock. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $2,498 which was recorded as goodwill.

     In June, 1997, the Company acquired the entire general partnership interest in AARNE from the existing general partner. The aggregate cost of the acquisition was $560 which exceeded the carrying value of the minority interest by approximately $328 which was recorded as goodwill. Subsequent to the acquisition, the Company owns 100% of AARNE.

     In connection with certain of the transactions described above, the Company has adopted, although in certain cases not finalized, plans to relocate the operations of certain of the businesses acquired during 1997. The Company has recorded estimated liabilities aggregating approximately $150 related principally to remaining lease obligations, of which $83 remains at December 31, 1997.

  1996 Acquisitions

     On May 3, 1996, the Company purchased additional limited partnership interests in Maine Energy aggregating 23.77% from certain other existing limited partners. The aggregate cost of the acquisitions was approximately $485. Subsequent to this acquisition, the Company's ownership in Maine Energy aggregated 74.15%. The acquisition resulted in a reduction in the carrying value of property and equipment of approximately $7,800. Prior to September 16, 1994 (the date at which the Company acquired its initial

                                   KTI, INC.

limited partnership interests and became majority owner in Maine Energy), the Company accounted for its 10% ownership interest under the equity method. The difference between the Company's actual capital contributions and its ownership interest in the partnership's total contributed capital is being amortized over the term of the partnership's energy sales contract. This amount is included in goodwill.

     During the fourth quarter of 1996, the Company acquired all of the outstanding common stock of Timber Energy Investments, Inc. ("TEII"). TEII , through its subsidiaries, is engaged in the generation of electricity and the processing of wood and plastic materials. The purchase price, including all direct costs, was approximately $2,142. The cost of the acquisition exceeded the fair value of TEII's net assets by approximately $2,035 which has been recorded as goodwill. During 1997, the Company finalized its allocation of the purchase price which resulted in certain changes in the fair values assigned to property, plant and equipment and the reduction of certain assumed liabilities. Such adjustments resulted in an increase of goodwill of approximately $229.

     On March 31, 1996, the Company acquired a 60% limited partnership interest in American Ash Recycling Co. of Tennessee, a limited partnership, ("AART"). AART is engaged in the processing of ash residue from a waste-to-energy facility located in Nashville, Tennessee. The purchase price for the limited partnership interest was $2,100. The cost of the acquisition exceeded the fair value of AART's net assets by approximately $800 which has been recorded as goodwill.

     On November 25, 1996, the Company acquired all of the outstanding common stock of Manner, Inc. ("Manner") a company engaged in the purchase and sale of recyclable plastic materials. The purchase price was approximately $456 in the form of 65,000 shares of the Company's common stock. The cost of the acquisition exceeded the fair value of Manner's net assets by approximately $421 which has been recorded as goodwill.

     The following unaudited pro forma summary presents selected operating data as if the acquisitions described above had occurred as of January 1, 1996, and does not purport to be indicative of the results that would have occurred had the transactions been completed as of those dates or of results which may occur in the future.

                                                                1997        1996
                                                              --------    --------
Net revenues................................................  $150,952    $204,375
Net income from continuing operations before extraordinary
  item......................................................     7,697       6,132
Net income..................................................     7,697       3,199
Net income available for common shareholders................     5,125       1,326
Net income per share-basic..................................      0.66        0.20
Net income per share-diluted................................      0.61        0.19

6.  DISPOSAL OF COMPUTER SERVICES SEGMENT

     During 1996, the Company disposed of its computer services segment which was comprised entirely of its wholly-owned subsidiary Convergent Solutions, Inc. ("CSI"). The sale was completed in two separate transactions. On July 26,1996 certain assets and liabilities of CSI were sold to Ciber, Inc. for $5,000. Also, on July 29, 1996, all of the outstanding common stock of CSI was sold to certain members of its management for $5. In addition, the Company had notes receivable from the buyers aggregating $445 at December 31, 1996. The notes receivable were repaid during 1997. The results of operations of CSI for 1996 and 1995 have been classified as discontinued operations in the accompanying financial statements. CSI's revenues for 1996 and 1995 were $5,785 and $10,199, respectively.

                                   KTI, INC.

7.  DEBT

     The Company's debt consists of the following:

                                                             DECEMBER 31,    DECEMBER 31,
                                                                 1997            1996
                                                             ------------    ------------
(A)  Revolving and term loan payable.......................    $12,411         $   590
(B)  Revolving credit facility.............................      4,000
(C)  Secured note payable at bank..........................      1,555
(D)  Note payable to Energy National, Inc..................      1,072           1,353
(E)  Term loan payable.....................................        489
(F)  Secured term notes payable............................        359             780
(G)  Secured term note payable.............................        333             400
(H)  Term note payable to bank.............................        304           1,657
(I)  Secured term notes payable............................         72             179
(J)  Note payable to former shareholder....................         66             127
(K)  Convertible subordinated note payable.................                      5,000
(L)  Notes payable to limited partners of Maine Energy.....                        490
(M)  Bank line of credit...................................                        220
(N)  Secured term notes payable............................                        190
                                                                   357             111
     Other.................................................
                                                               -------         -------
                                                                21,018          11,097

Revenue Bonds Payable by TERI..............................     13,400          13,400
Resource Recovery Revenue Bonds payable by PERC............     47,900
Subordinated notes payable to Maine Energy Limited
  Partners.................................................     11,949          14,576
                                                               -------         -------
                                                                94,267          39,073
     Less current portion..................................     19,794           4,124
                                                               -------         -------
                                                               $74,473         $34,949
                                                               =======         =======

---------------
(A) During 1997, the Company entered into an Amended and Restated Revolving and Term Loan and Security Agreement with a bank (the "Credit Agreement") which provides an $11 million revolving credit facility and $7.5 million term loan. At December 31, 1997, $5.0 million and $7,411 were outstanding under the revolving credit facility and term loan, respectively. The revolving line of credit bears interest at the bank's prime rate plus .75% (8.75% at December 31, 1997) payable monthly, and expires in June 1998. The term loan bears interest at the bank's prime rate plus 1.25% (9.25% at December 31, 1997), and is due in monthly installments of $89 plus interest. All borrowings under the Credit Agreement are secured by substantially all of the Company's assets not used to secure other borrowings. Among other things, the Credit Agreement restricts the Company's ability to incur additional indebtedness and requires it to maintain certain financial ratios. The balance outstanding at December 31, 1996 was under the terms of the original revolving credit agreement with the same bank. Interest was at the bank's prime rate plus .25% (8.5% at December 31, 1996).

(B) A subsidiary of the Company has an $8 million revolving line of credit (including $1.0 million available for letters of credit) with a bank (the "Revolving Credit Agreement") which expires in May 1998. Borrowings under the Revolving Credit Agreement are based on eligible collateral which includes specified percentages of certain accounts receivable, as defined. Interest on borrowings is at the bank's prime rate plus 2.25% (10.5% at December 31, 1997). Among other things, the Revolving Credit Agreement restricts the subsidiary's ability to incur additional indebtedness and requires it to maintain

                                   KTI, INC.

     certain financial ratios, as defined. The outstanding balance of the Revolving Credit Agreement is currently guaranteed by certain officers/employees of the subsidiary.

(C) During 1997, a subsidiary of the Company entered into a working capital and term financing agreement (the "Financing Agreement") with a bank. The Financing Agreement includes: a term loan with an outstanding principal balance of $780 at December 31, 1997, which bears interest at the bank's prime rate plus 1.25% (9.75% at December 31, 1997) and is payable in monthly payments of principal and interest in the amount of $19 through December, 2002 and is secured by equipment with a carrying value of approximately $1.3 million at December 31, 1997; a 5 year mortgage loan with an outstanding principal balance of $670 at December 31, 1997, which bears interest at the bank's prime rate plus 1.25% and is payable in monthly installments of $7 plus interest through December, 2002 when the remaining principal balance is due and is secured by certain real estate with a carrying value of approximately $715 at December 31, 1997; and $105 outstanding under a $500 working capital loan which carries interest at the bank's prime rate plus .75% (9.25% at December 31, 1997) and is secured by substantially all of the assets of the subsidiary and which expires in April 1998.

(D) This debt arose when Energy National Inc., a co-general partner in PERC, made an advance on behalf of the Company to meet a capital call by PERC. Interest and principal are payable annually on the date PERC distributes its annual and any accrued general partner fees. Annual principal payments are due in amounts equal to 60 percent of the Company's current and accrued general partner fees paid from PERC after payment of interest at 10% on the outstanding balance of this obligation. The unpaid balance is secured by all future general partner fee payments to be made to the Company by PERC.

(E) A subsidiary has a term loan payable to a private lender. The principal payments are $7 per month plus interest at 12.5% through May 2007.

(F) Notes payable to a commercial lender bearing interest at 9.94%, with monthly payments of principal and interest in the amount of $43. The note matures on August 20, 1998. The balance is secured by equipment with an aggregate net carrying value of $2,484 at December 31, 1997.

(G) In December 1996, a subsidiary of the Company entered into a secured term note with a commercial lender. The note bears interest at 8.63% with monthly principal and interest payments of $8. The note matures on December 31, 2001. The balance is secured by equipment with an aggregate net carrying value of $1,861 at December 31, 1997.

(H) On April 1, 1997, the Company and a bank entered into a Second Amended and Restated Term Note for $607. This note replaced a portion of the remaining outstanding balance due under the previous Amended and Restated Term Note with the same bank. The bank agreed to forgive $150 of the outstanding balance under the previous Amended and Restated Term Note. This amount is included in other income. The Second Amended and Restated Term Note is due in monthly installments of $38 plus interest at the bank's prime rate (8.5% at December 31, 1997).

(I) Secured term notes payable to a commercial lender with original terms of 48 months. The notes bear interest at 9.5% payable in monthly installments of principal and interest aggregating approximately $11. Secured by equipment with an aggregate net carrying value of approximately $250 at December 31, 1997.

(J) Non-interest bearing note payable to former shareholder in connection with the repurchase and retirement of certain shares of the Company's common stock. The note is payable in equal monthly installments of $6. The note has been discounted using an effective interest rate of 8%. The note is secured by cash deposited in an escrow account with a balance of $51 and $117 at December 31, 1997 and 1996, respectively.

(K) During 1996, the Company issued a $5 million convertible subordinated note to a private lender to fund certain designated acquisitions. The note carried interest at 8%. In October 1997, the holder converted

                                   KTI, INC.

    the entire $5 million outstanding principal amount and accrued interest of $7 into 618,609 shares of the Company's common stock.

(L) Aggregate balance due to limited partners of Maine Energy in connection with the purchase of certain limited partnership interests. The outstanding balance was fully paid in 1997.

(M) Represents balance outstanding under a revolving line of credit. Interest was at the bank's prime rate plus 1.5% (9.75% at December 31, 1996). Borrowings were secured by accounts receivable of a subsidiary.

(N) Secured term note payable in monthly installments of principal and interest at 9.9% of approximately $18. This obligation was fully paid in 1997.

  TERI Revenue Bonds Payable

     On June 1, 1997, TERI retired the amount outstanding on the $15,685 of Liberty County, Florida Resource Recovery Revenue Bonds with the proceeds of two 1997 Industrial Development Revenue Bond issues. Series A in the amount of $13,400 and Series B in the amount of $308. The Series B bonds carried interest at 10% and were paid in full in December 1997. The Series A bonds bear interest at 7%. The Series A bonds have an annual sinking fund payment due each December, ($1,765 due December 1, 1998), with final payment of $4,620 due December 2002. The bond agreements require, among other things, maintenance of various insurance coverages and restricts the borrowers ability to incur additional indebtedness. The bonds are collateralized by liens on TERI's electric generating facility located in Telogia, Florida.

  PERC Resource Recovery Revenue Bonds Payable

     On May 22, 1986, the Town of Orrington, on behalf of PERC, issued $50,400 of Floating Rate Demand Resource Recovery Revenue Bonds to finance the Project. Commencing May 1, 1988, the bonds became variable rate obligations based on rates for certain tax-exempt obligations, as determined weekly by the remarketing agent for the bonds (4.275% at December 31, 1997).

     Additionally, on December 3, 1986, the Town of Orrington, on behalf of PERC, issued $30,600 of Floating Rate Demand Resource Recovery Revenue Bonds to supplement the previous financing of the Project. These bonds also bear interest based on rates for certain tax-exempt obligations, as determined weekly by the remarketing agent for the bonds (4.40% at December 31, 1997).

     The bonds are subject to mandatory redemption in quarterly installments of varying amounts through November 2003 and are subject to redemption at the option of PERC at the redemption price of 100% of the principal amount thereof plus accrued interest.

     The bonds are fully secured by irrevocable letters of credit from a group of banks. The bonds and letter of credit are collateralized by liens on substantially all of PERC's assets, contain certain restrictive covenants which require PERC, among other things, to maintain certain working capital, as defined, and restrict PERC's ability to incur additional indebtedness, make loans and acquire investments. If necessary, the limited partners of PERC are obligated to fund up to $5,000 to reimburse any shortfalls in principal and interest payments under the bond and related letter of credit agreements.

  Subordinated Notes Payable to Maine Energy Limited Partners

     These notes, as amended, bear interest at 12%. Payments of principal and interest are made solely at the discretion of Maine Energy's general partner. However, all principal and interest must be repaid prior to any partner distributions. To the extent interest is not paid, accrued interest is capitalized. As a holder of a portion of the Subordinated Notes Payable, the Company is entitled to receive a proportionate share of such payments.

                                   KTI, INC.

     Excluding any amounts which may be paid on the subordinated notes payable to the Maine Energy Limited Partners, aggregate maturities as of December 31, 1997 of the Company's debt for each of the next five years are as follows:

1998...............................................  $19,794
1999...............................................   10,508
2000...............................................   11,569
2001...............................................   12,871
2002...............................................   15,558

8.  PREFERRED STOCK

  Series A Preferred Stock

     In June 1997 the Company sold 487,500 shares of Series A Preferred Stock (the "Original Series A Preferred") and issued 243,750 common stock purchase warrants with an exercise price of $9.00 per share, subject to adjustment, (the "$9.00 Warrants") and 32,500 common stock purchase warrants with an exercise price of $10.00 per share, subject to adjustment (the "$10.00 Warrants"). Both the $9.00 Warrants and the $10.00 Warrants are exercisable at any time and until June 4, 2003. The $9.00 Warrants and the $10.00 Warrants had an aggregate fair value of $524 at the date of issuance which has been accounted for as additional paid in capital. The Original Series A Preferred were convertible into shares of common stock at an initial rate of $8.00 per share. During 1997, 40,000 shares of the Original Series A Preferred were converted into 40,000 shares of common stock. In December 1997, the remaining outstanding Original Series A Preferred were converted into newly issued Series C Preferred Stock. The Series C Preferred Stock were subsequently renamed Series A Preferred Stock ("Series A Preferred"). Series A Preferred Stock receives no fixed dividends, but is entitled to receive on an equal basis any dividends declared on the Company's common stock. Liquidation value is equal to the aggregate of (i) $8.00 per share, (ii) interest at 8.19% per annum and (iii) any unpaid dividends which have been declared.

     The Series A Preferred is convertible at the option of the holder, at any time, into a number of shares determined by dividing the liquidation value by $8.00, subject to adjustment (the "Conversion Price"). The Series A Preferred is subject to automatic conversion at the Conversion Price upon the completion of certain public offerings of the Company's common stock, as defined. Adjustments to the Conversion Price for both optional and automatic conversions would result principally form the issuance or sale of certain equity investments, as defined, at less than the Conversion Price per share by the Company prior to the date of such conversions.

     The Company must redeem all outstanding shares of Series A Preferred on the fifth anniversary of the original issuance of such shares. The redemption price is equal to $12.00 per share in cash or, at the Company's option, shares of the Company's common stock. In the event of a redemption for stock, the number of shares of common stock to be issued is determined by dividing the redemption price by a number equaling 95% of the average closing price, as defined, of the Company's common stock for the 20 trading days prior to the date of redemption. The holders of the Series A Preferred may elect to require the Company to convert all or part of the Series A Preferred Stock into common stock at the Conversion Price. Upon the occurrence of a change in control event, as defined, the holder of Series A preferred could require the Company to redeem all shares of Series A Preferred in cash or common stock at the option of the Company. In the event of a cash redemption, the redemption price is equal to liquidation value. In the event of a redemption for common stock, the number of shares of common stock to be issued would be determined by dividing the liquidation value by a number equaling 95% of the average closing price, as defined, of the Company's common stock for the 20 trading days prior to the date of redemption.

                                   KTI, INC.

     During 1997, the Company accreted the carrying value of the Series A Preferred by $472 which represents the difference between the initial allocated value of the Series A Preferred and the initial conversion rate, and $228 representing periodic accretion to the mandatory redemption value of $12.00 per share.

     The holders of Series A Preferred are entitled to vote together with the holders of common stock as a single class. Each holder of Series A Preferred stock is entitled to that number of votes such holder would be entitled if the holder had converted the shares of Series A Preferred into shares of common stock.

  Series B Preferred Stock

     In August 1997, the Company sold 856,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred"). Dividends at an annual rate of 8.75% are cumulative and are payable quarterly.

     The Series B Preferred is convertible at the holder's option at any time into shares of common stock at an initial conversion price of $11.75 per share, subject to adjustment. The Series B Preferred is subject to automatic conversion in the event the Company or substantially all of its assets are sold. Potential adjustments to the initial conversion price for both optional and automatic conversions would result principally from the issuance or sale by the Company of certain equity instruments, as defined, at less than the conversion price per share prior to the date of conversion.

     The Company must redeem all outstanding shares of Series B preferred on August 15, 2004. The redemption price is equal to $25.00 per share in cash, or shares of the Company's common stock at the Company's option. In the event of a redemption for stock, the number of shares of common stock to be issued is determined by dividing the redemption price by a number equal to 95% of the average closing price, as defined of the Company's common stock for the 20 trading days prior to the date of redemption. The Company, at its option, at any time on or after August 15, 2000, may elect to redeem, in whole or in part, any or all shares of Series B Preferred at the following redemption prices, plus any unpaid dividends, during the 12 month period beginning on August 15 of each of the years:

                                                    REDEMPTION
                                                      PRICE
                                                    ----------
2000..............................................    $26.10
2001..............................................     25.73
2002..............................................     25.37
2003..............................................     25.00

     Notwithstanding the above, on or after August 15, 1999, the Company may, at its option, redeem all shares the Series B Preferred at $26.47 per share plus accumulated and unpaid dividends, if the common stock bid price has averaged not less than 1.5 times the conversion price during the preceding 20 consecutive days.

     The Company at its option may, at any dividend date, exchange all, but not less than all, shares of Series B Preferred into 8.75% Convertible Subordinated Notes due August, 2004 (the "Exchange Notes"). In the event of an exchange the holders of Series B Preferred are entitled to receive $1 principal amount of exchange notes for each 40 shares of Series B Preferred, plus an amount in cash equal to any accumulated unpaid dividends.

     Except under certain circumstances, principally resulting from the non-payment of dividends or a change of control of the Company, as defined, the Series B Preferred is non-voting. The Series B Preferred placed certain restrictions on the Company's ability to issue securities in parity with, or senior to, the Series B Preferred. These restrictions principally involve the Company satisfying certain financial ratios, as defined.

                                   KTI, INC.

9.  SHAREHOLDERS' EQUITY

     During 1997, the Company issued warrants to purchase 149,750 shares of its common stock at prices ranging from $5.71 to $10.00 as consideration for services rendered in connection with certain equity issuances. These warrants are exercisable at any time and expire at various dates ranging from April 30, 2001 to August 15, 2002. All such warrants remain outstanding at December 31, 1997.

     In February 1997, the Company issued 10,000 shares of its common stock and warrants to purchase an additional 2,100 shares at a price of $8.10 in connection with the purchase of certain minority interests in a subsidiary. These warrants are exercisable at any time and expire on January 31, 2000. All such warrants remain outstanding at December 31, 1997.

     In connection with certain debt obligations issued during 1996, the Company issued warrants to purchase 420,572 shares of common stock at $5.71 per share. The aggregate original issue discount representing the fair value of the warrants was $144. These warrants are exercisable at any time and expire at various dates from March 31, 2001 to June 30, 2001. At December 31, 1997, warrants to purchase 161,557 common shares issued in connection with these transactions remain outstanding.

     During 1996, the Company issued warrants to purchase 210,000 shares of its common stock at a price of $7.10 as consideration for consulting services. These warrants are exercisable at any time and expire on June 1, 1999. At December 31, 1997, warrants to purchase 50,000 shares remain outstanding.

     During July and August of 1995, in a private transaction, the Company sold 650,412 shares of its common stock and warrants to purchase an additional 382,031 common shares exercisable during the period commencing from the date of grant of the warrants and terminating not more than five years from the date of grant at an exercise price of $5.48. The proceeds of this transaction were $2,512, net of expenses of approximately $225. As of December 31, 1997, all of the warrants issued in connection with this transaction had been exercised or surrendered.

     In December 1995, in a private transaction, the Company sold 44,920 shares of its common stock to an officer of the Company. The cash proceeds of this transaction were $300 and the Company recognized compensation expense of $52.

     In connection with the Company's acquisition of CSI, warrants issued by CSI in exchange for certain consulting services were converted into warrants to purchase 87,500 shares of the Company's common stock at a price of $5.71. These warrants expire on March 27, 2000. All such warrants remain outstanding at December 31, 1997.

     As of December 31, 1997, the Company has reserved shares of common stock for issuance as follows:

                                                              NUMBER OF SHARES
                                                              ----------------
Conversion of Series A Preferred Stock......................       447,500
Conversion of Series B Preferred Stock......................     1,861,117
Exercise of common stock purchase warrants..................       802,082
Exercise of common stock options............................     1,240,998
Employee savings plan.......................................       195,883
                                                                 ---------
                                                                 4,547,580
                                                                 =========

     Certain of the Company's outstanding warrants contain provisions which allow for the conversion of such warrants into a lesser number of shares without the payment of cash into the Company (so-called "cashless exercise" provisions). Accordingly, there can be no assurance that, even if all such warrants are exercised, the Company will receive all the aggregate gross proceeds.

                                   KTI, INC.

10.  STOCK OPTION PLANS

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

     THE 1994 INCENTIVE PLANS. A maximum of 966,666 shares are subject to grant under the 1994 Incentive Plans. Options may be granted at prices not less than the fair market value at the date of grant and normally vest at 20% per year beginning one year from the date of grant. Vested options may be exercised at any time until their expiration which may be up to ten years from the date of grant. Unvested options are forfeited upon termination of the employee. As a result of the merger with CSI, options issued under CSI's previously existing plans were replaced by options to purchase the Company's common stock having essentially the same terms and conditions.

     THE DIRECTORS PLAN. A maximum of 100,000 shares are subject to the Directors Plan. Under the Directors Plan, nonemployee Directors are automatically granted non-statutory options on August 1 of each year, commencing on August 1, 1995. Effective August 13, 1996, the amount of these grants was increased to the lesser of (i) 7,500 shares or (ii) a number of shares having a maximum market value of $68. Options granted may not be exercised within one year of grant and have 10 year terms.

     In addition to the Plans described above, the Company's Board of Directors from time to time has granted key employees non-plan options. During 1995 and 1997, the Board of Directors made non-plan option grants. These non-plan options have a ten year term, were granted at the then current fair market value. The 1995 grants vest 20% per year commencing on the first anniversary of the grant date and the 1997 grants vested on the date of grant.

                                   KTI, INC.

     Option activities under the plans and for the non-plan options are detailed in the following table:

                                                  1994                                     WEIGHTED
                                                INCENTIVE                              AVERAGE EXERCISE
                                    1986 PLAN     PLANS     DIRECTOR PLAN   NON PLAN   PRICE PER SHARE
                                    ---------   ---------   -------------   --------   ----------------
Outstanding at January 1, 1995....   15,263           --           --        28,350         $ 3.46
  Granted.........................       --      161,866       16,800        52,500         $ 7.18
  Assumed.........................       --      445,507           --            --         $ 5.66
  Exercised.......................       --       (1,603)          --       (28,350)        $ 3.49
  Forfeited.......................       --      (63,204)          --            --         $ 4.63
                                     ------     --------       ------       -------         ------
Outstanding at January 1, 1996....   15,263      542,566       16,800        52,500         $ 6.28
  Granted.........................       --      225,475       31,500            --         $ 7.23
  Exercised.......................       --      (55,346)          --            --         $ 5.38
  Forfeited.......................       --     (238,355)          --            --         $ 6.15
                                     ------     --------       ------       -------         ------
Outstanding at January 1, 1997....   15,263      474,340       48,300        52,500         $ 6.82
  Granted.........................               169,500       37,500       175,000         $10.03
  Exercised.......................               (85,353)                                   $ 5.89
  Forfeited.......................               (46,356)                                   $ 7.75
                                     ------     --------       ------       -------         ------
Outstanding at December 31,
  1997............................   15,263      512,131       85,800       227,500         $ 8.33
                                     ======     ========       ======       =======         ======
Exercisable at December 31,
  1997............................   15,263      113,561       48,300       171,000         $ 7.61
                                     ======     ========       ======       =======         ======
Exercisable at December 31,
  1996............................   15,263      132,601       16,800        10,500         $ 5.84
                                     ======     ========       ======       =======         ======

     The weighted-average fair value of options granted was $4.95, $5.12 and $5.11 for 1997, 1996 and 1995, respectively.

     At December 31, 1997, for each of the following classes of options as determined by range of exercise price, information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each class is as follows:

                                     WEIGHTED-AVERAGE     WEIGHTED-AVERAGE      NUMBER OF    WEIGHTED-AVERAGE
                        NUMBER OF    EXERCISE PRICE OF        REMAINING          OPTIONS     EXERCISE PRICE OF
                         OPTIONS        OUTSTANDING      CONTRACTUAL LIFE OF    CURRENTLY    OPTIONS CURRENTLY
    OPTION CLASS       OUTSTANDING        OPTIONS        OUTSTANDING OPTIONS   EXERCISABLE      EXERCISABLE
    ------------       -----------   -----------------   -------------------   -----------   -----------------
Price of $3.46.......     15,263          $ 3.46                   6              15,263           $3.46
Prices ranging from
  $5.48 to $8.10.....    423,481          $ 6.97                8.07             177,324           $6.76
Price ranging from
  $8.33 to $10.18....    351,950          $ 9.15                9.50             155,537           $8.98
Price of $14.75......     50,000          $14.75                9.97                  --              --

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1997, 1996 and 1995, respectively: weighted average risk-free interest rates of 5.9%, 6.5% and 6.4%; no dividends; volatility factors of the expected market price of the Company's common stock of .494, .642 and .642; and weighted-average expected life of 5 years, 8 years and 8 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the

                                   KTI, INC.

Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options granted subsequent to 1994 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                              1997     1996      1995
                                                             ------   -------   -------
Pro forma net income (loss) available for common
  shareholders.............................................  $5,892   $13,302   $(1,436)
Pro forma basic earnings (loss) per share..................  $ 0.80   $  2.19   $ (0.27)
Pro forma diluted earnings (loss) per share................  $ 0.74   $  2.00   $ (0.27)

     The pro forma disclosures presented above reflect compensation expense only for options granted subsequent to 1994. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

11.  EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share:

                                                        1997         1996         1995
                                                     ----------   ----------   ----------
Numerator:
  Income from continuing operations................  $    8,092   $   16,628   $   (1,393)
  Preferred stock dividends........................        (708)
  Accretion of preferred stock.....................        (700)
                                                     ----------   ----------   ----------
  Numerator for basic earnings per share -- income
     from continuing operations available to common
     stockholders..................................       6,684       16,628       (1,393)
  Effective of dilutive securities(1):
     Convertible subordinated notes payable........         345          514
                                                     ----------   ----------   ----------
  Numerator for diluted earnings per share --income
     from continuing operations available to common
     stockholders after assumed conversions........  $    7,029   $   17,142   $   (1,393)
                                                     ==========   ==========   ==========

                                   KTI, INC.

                                                        1997         1996         1995
                                                     ----------   ----------   ----------
Denominator:
  Denominator for basic earnings per
     share -- weighted average shares..............   7,403,681    6,081,503    5,263,797
  Effect of dilutive securities:
     Employee stock options........................     203,883       55,043
     Warrants......................................     342,382      109,089
     Convertible preferred stock(1)................
     Convertible subordinated notes payable........     476,244      688,053
                                                     ----------   ----------
                                                      1,022,509      852,185
  Dilutive potential common shares
     Denominator for diluted earnings per share --
       adjusted weighted-average shares and assumed
       conversions.................................   8,426,190    6,933,688    5,263,797
                                                     ----------   ----------   ----------
Income from continuing operations per
  share -- Basic...................................  $     0.90   $     2.73   $    (0.26)
                                                     ==========   ==========   ==========
Income from continuing operations per
  share -- Diluted.................................  $     0.83   $     2.47   $    (0.26)
                                                     ==========   ==========   ==========

---------------
(1) Preferred shares issued during the year are anti-dilutive in 1997.

     For additional disclosures regarding the outstanding preferred stock, the employee stock options, the warrants and the contingent purchase arrangement, see Notes 8 and 9, respectively.

12.  INCOME TAXES

     At December 31, 1997 the Company has net operating loss carryforwards of approximately $46,104 for income tax purposes that expire in years 2002 through 2010 and general business credit carryovers of approximately $530 which expire in years 1999 through 2006. All of these carryforwards are subject to limitation as described below. In addition, the Company has $815 of minimum tax credit carryovers available that are not subject to limitation.

                                   KTI, INC.

     Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                   DECEMBER 31
                                                           ----------------------------
                                                            1997       1996      1995
                                                           -------   --------   -------
Deferred tax assets
Current:
  Alternative minimum tax credit carryforwards...........  $   815
  Net operating loss carryforwards.......................    1,930
  Reserve on notes and accounts receivable...............       65   $     37   $    50
  State taxes, net.......................................       14         14        27
  Other liabilities......................................       22         47       223
                                                           -------   --------   -------
     Total current deferred tax assets...................    2,846         98       300
  Valuation allowance for current deferred tax assets....      (95)       (98)     (300)
                                                           -------   --------   -------
                                                             2,751         --        --
                                                           =======   ========   =======
Non-current:
  Deferred revenues......................................    9,830     10,814
  Basis difference in partnership interests..............   14,555        118    17,993
  State taxes, net.......................................    1,266      1,783       923
  General business credit carryforwards..................      530        530       850
  Alternative minimum tax credit carryforwards...........                 687       687
  Deferred development fees..............................      110        117       120
  Net operating loss carryforwards.......................   13,098     16,655     7,702
                                                           -------   --------   -------
     Total non-current deferred tax assets...............   39,389     30,704    28,275
  Valuation allowance for non-current deferred tax
     assets..............................................   (7,160)   (13,883)  (10,344)
                                                           -------   --------   -------
     Net non-current deferred tax assets.................   32,229     16,821    17,931
                                                           -------   --------   -------
Non-current deferred tax liabilities
Depreciation.............................................   32,229     16,821    17,931
                                                           -------   --------   -------
Net non-current deferred taxes...........................  $    --   $     --   $    --
                                                           =======   ========   =======

     Significant components of the provision for income taxes are as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997      1996     1995
                                                      -------   -------   -----
Current:
  Federal...........................................  $    65   $    --      --
  State.............................................      100        --   $  65
                                                      -------   -------   -----
Total current.......................................      165        --      65
Deferred:
  Federal...........................................    2,118   $ 5,075   $(274)
  State.............................................      240       863    (128)
  Valuation allowance...............................   (5,109)   (5,938)    402
                                                      -------   -------   -----
Total deferred......................................   (2,751)       --      --
                                                      -------   -------   -----
                                                      $(2,586)  $    --   $  65
                                                      =======   =======   =====

                                   KTI, INC.

     The components of the benefit from deferred income taxes from continuing operations for the years ended December 31, 1997, 1996, and 1995 are as follows:

                                                          YEAR ENDED DECEMBER 31
                                                      -------------------------------
                                                       1997        1996        1995
                                                      -------    --------    --------
Deferred revenues...................................  $   984    $(10,814)
Net operating loss carryforwards....................    1,627        (635)   $  1,364
General business and minimum tax credit
  carryforwards.....................................     (128)        320          --
Basis difference in partnership interests...........     (388)     17,875     (19,208)
State taxes, net....................................      240         110        (128)
Deferred development fees...........................        7           3           6
Depreciation........................................     (757)     (1,110)     17,596
Change in reserve on receivables....................      (28)         13          25
Accrued and other expenses..........................       25         176         (57)
Change in valuation allowance.......................   (5,109)     (5,938)        402
                                                      -------    --------    --------
Provision for deferred income taxes.................  $(2,751)   $     --    $     --
                                                      =======    ========    ========

     The reconciliation of income tax computed at the federal statutory tax rates to income tax expense is:

                                                            YEAR ENDED DECEMBER 31
                                                          ---------------------------
                                                           1997       1996      1995
                                                          -------    -------    -----
Tax (benefit) at US statutory rates.....................  $ 1,940    $ 5,033    $(452)
State income taxes, net of federal tax benefit..........      333        863      (85)
Amortization of goodwill................................      250         42      191
Change in valuation allowance...........................   (5,109)    (5,938)     402
Other...................................................       --         --        9
                                                          -------    -------    -----
                                                          $(2,586)   $    --    $  65
                                                          =======    =======    =====

     The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change". In general, for federal income tax purposes, an ownership change is deemed to occur if the percentage of stock of a loss corporation owned (actually, constructively and, in some cases, deemed) by one or more "5% shareholders" has increased by more than 50 percentage points over the lowest percentage of such stock owned during a three-year testing period. During 1994, such a change in ownership occurred. As a result of the change, the Company's ability to utilize certain of its net operating loss carryforwards and general business credits will be limited to approximately $1,200 of taxable income, or approximately $375 of equivalent credit per year. This limitation may be increased if the Company recognizes a gain on the disposition of an asset which had a fair market value greater than its tax basis on the date of the ownership change.

     During 1995, the Company acquired Convergent Solutions, Inc. As a result of this combination, the Company recorded deferred tax assets of $1,203 and a related valuation allowance for the same amount.

     During 1996, the Company acquired Timber Energy Investments, Inc. ("TEII"). As a result of this acquisition, the Company recorded additional net operating loss carryforwards of $25,580, which are also subject to a corporate "ownership change". As a result of the change, the Company's ability to utilize the net operating loss carryforwards of TEII is limited to approximately $988 per year. For financial reporting purposes, a valuation allowance of $10,232 was recognized to offset the deferred tax assets related to these carryforwards on the date of acquisition. When realized ($400 in 1997), the tax benefit for these carryforwards is applied to reduce goodwill related to the acquisition of TEII.

                                   KTI, INC.

13.  COMMITMENTS

     The Company has entered into various facility and equipment operating leases. The facility lease agreements generally require the Company to pay certain expenses including maintenance costs and a percentage of real estate taxes. The leases expire at various times ranging from 1998 to 2014. The Company entered into a sublease agreement for certain of its office facilities. Rental expense, net of sublease income, for all operating leases including facilities, amounted to approximately $1,192, $145 and $133 for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997, future minimum rental commitments on non-cancelable operating leases, net of sublease income are as follows:

1998................................................  $2,188
1999................................................   1,746
2000................................................   1,544
2001................................................   1,508
2002................................................   1,509

     As a result of its limited partnership interests in PERC the Company has a contingent obligation to make additional capital contributions to PERC of approximately $3.7 million. The Company has obtained an irrevocable letter of credit from a bank securing this commitment.

     The Company has entered into employment agreements with certain of its key employees which provide for fixed compensation and bonuses based on operating results, as defined. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuation for a specified period. At December 31, 1997 the Company's maximum aggregate liability under the agreements if all the employees were terminated by the Company is $7,125.

     In connection with their operations, Maine Energy, TERI and PERC have entered into certain contractual agreements with respect to the supply and acceptance of municipal solid waste and the sale of electric power.

     In 2007, certain of Maine Energy's municipal customers have the right to obtain a 20% interest in Maine Energy's cash flows, as defined in certain agreements, to be applied against the municipalities' future waste disposal costs.

     Certain of PERC's long-term put-pay contracts with municipalities for disposal of solid waste contain provisions which, at the date the related Floating Rate Demand Resource Recovery Bonds are fully paid, allow the municipalities to purchase the facility or terminate or extend the contracts, or receive 50% of the partnerships' cash flows, as defined, to be applied against the municipalities future waste disposal costs.

14.  EMPLOYEE BENEFIT PLAN

     The Company has established a defined contribution employee savings and investment retirement plan under Section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the plan after satisfying certain eligibility requirements. The Company contributes on behalf of each participating employee an amount equal to 100% of the amount contributed by an eligible employee up to 6 2/3% of the employee's eligible compensation. Prior to 1997, the Company contributed up to 4% of the employee's eligible compensation. The Company's contribution was approximately $290, $164 and $146 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in the 1997 and 1996 Company contributions were 4,117 and 4,322 shares, respectively, of the Company's common stock. The 4,322 shares contributed for 1996 were purchased by the Company from third parties. The aggregate fair value of the stock was $35 and $32, respectively.

                                   KTI, INC.

15.  RELATED PARTY TRANSACTIONS

     The Company receives an annual management fee (adjusted annually for changes in the Consumer Price Index) as co-general partner of PERC. During the years ended December 31, 1996 and 1995, the Company earned management fees of approximately $418, and $407 respectively. The receivable from PERC was approximately $2,279 at December 31, 1996. All such amounts are eliminated in consolidation in 1997.

     The Company leases its administrative offices from a company whose principals include certain officers and shareholders of KTI. Rents for the years ended December 31, 1997, 1996 and 1995 were $96, $110 and $101, respectively. The Company also leases certain other office facilities from an individual who is a shareholder and an employee. Rent expense in connection with these facilities was approximately $33 in 1997.

16.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The carrying amount and estimated fair values of financial instruments at December 31, 1997 and 1996 are summarized as follows:

     The following methods and assumptions were used to estimate the fair value of financial instruments:

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

          Resource Recovery Revenue Bonds Payable -- the fair value of bonds payable is estimated using discounted cash flow analyses, using appropriate interest rates.

          Other Debt -- the fair value is estimated based on discounting the estimated future cash flows using the Company's incremental borrowing rate for similar debt instruments.

                                              DECEMBER 31, 1997         DECEMBER 31, 1996
                                            ----------------------    ----------------------
                                            CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                             AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                            --------    ----------    --------    ----------
ASSETS
Cash......................................  $11,181      $11,181      $ 5,227      $ 5,227
Restricted cash...........................   19,630       19,630        8,068        8,068
Accounts receivable (net).................   22,126       22,126        4,081        4,081
Management fee receivable.................       --           --        2,742        2,098
Notes receivable (net)....................      110           90          271          250
Other receivables.........................      732          618        1,110          913
LIABILITIES
Resources Recovery
  Revenue Bonds Payable...................   61,300       61,300       13,400       13,400
Other debt................................   32,967       27,625       25,673       24,793

                                   KTI, INC.

17.  CONTINGENCIES

     The Company is involved in certain litigation arising from the normal course of its business. In the opinion of Management, the outcome of these matters individually and in the aggregate will not have a material effect on the Company's financial position, cash flows or results of operations.

18.  SUBSEQUENT EVENTS

     Subsequent to December 31, 1997, in separate transactions, the Company completed the acquisitions of Vel-A-Tran Recycling, Inc. and Total Waste Management Corporation. Both entities are engaged in waste management and recycling industries. The aggregate purchase price was approximately $2.5 million.

     Subsequent to December 31, 1997, all of the outstanding shares of the Company's Series A Preferred Stock were converted into 447,500 shares of the Company's common stock. This conversion was made in accordance with the original terms of the Series A Preferred Stock.

     On January 21, 1998, the partners in PERC (including the Company through its subsidiary PERC Management Company) and certain other parties, including BHE, entered into an agreement which outlines the principal terms of a proposed restructuring of the PPA between PERC and BHE and certain provisions relating to amendments to the long-term waste handling agreements between PERC and approximately 130 municipalities. In connection with this agreement, PERC and BHE entered into a commitment with the Finance Authority of Maine to refinance the existing Floating Rate Demand Resource Recovery Bonds. Both documents contain significant conditions, which are not entirely in the control of the parties to such documents. No assurance can be given that the transactions contemplated by such documents can be successfully completed.

     On March 23, 1998, the Company received a commitment from one of its bank lenders to increase its existing $11.0 million revolving credit facility to $22.0 million and to extend its term to June 1999.

                         REPORT OF INDEPENDENT AUDITORS

Partners
Penobscot Energy Recovery Company

     We have audited the accompanying balance sheet of Penobscot Energy Recovery Company, Limited Partnership as of December 31, 1996 and the related statements of income, changes in partners' capital and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Penobscot Energy Recovery Company at December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                          ERNST & YOUNG LLP

February 7, 1997

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                                 BALANCE SHEET
                               DECEMBER 31, 1996

                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
                                   ASSETS
Cash and cash equivalents...................................     $ 5,440
Accounts receivable.........................................       4,696
Restricted funds............................................       8,481
Prepaid expenses and other assets...........................         481
Property, plant and equipment, net..........................      71,321
Deferred costs, less accumulated amortization of $4,519.....       1,341
                                                                 -------
          Total.............................................     $91,760
                                                                 =======
                     LIABILITIES AND PARTNERS' CAPITAL
Accounts payable............................................     $ 1,641
Accrued expenses and other liabilities......................       1,271
Management and development fees payable to general
  partners..................................................       3,256
Bonds payable...............................................      53,500
                                                                 -------
          Total liabilities.................................      59,668
Partners' capital:
  Contributed capital.......................................      23,605
  Retained earnings.........................................       8,487
                                                                 -------
          Total partners' capital...........................      32,092
                                                                 -------
          Total.............................................     $91,760
                                                                 =======

                            See accompanying notes.

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                                1996           1995
                                                              ---------      ---------
                                                                   (IN THOUSANDS)
Revenues:
  Electric power revenues...................................   $18,487        $18,277
  Waste processing revenues.................................    11,807         11,182
                                                               -------        -------
          Total.............................................    30,294         29,459
Operating expenses:
  Supplemental fuels........................................     1,026            873
  Electric power purchases..................................       124            110
  Disposal costs............................................     4,880          4,253
  Operating and management fees.............................     5,353          5,165
  Equipment and maintenance costs...........................     3,196          2,527
  Depreciation..............................................     3,680          3,690
  Real estate taxes.........................................       556            521
  Insurance.................................................       350            380
  Other.....................................................     1,849          2,488
                                                               -------        -------
          Total.............................................    21,014         20,007
                                                               -------        -------
Operating income............................................     9,280          9,452
Interest and other financing costs, net.....................    (3,170)        (3,804)
                                                               -------        -------
Net income..................................................   $ 6,110        $ 5,648
                                                               =======        =======

                            See accompanying notes.

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1996 AND 1995

                                         GENERAL PARTNERS          LIMITED PARTNERS                TOTAL
                                      -----------------------   -----------------------   -----------------------
                                                    RETAINED                  RETAINED                  RETAINED
                                      CONTRIBUTED   EARNINGS    CONTRIBUTED   EARNINGS    CONTRIBUTED   EARNINGS
                                        CAPITAL     (DEFICIT)     CAPITAL     (DEFICIT)     CAPITAL     (DEFICIT)
                                      -----------   ---------   -----------   ---------   -----------   ---------
                                                                    (IN THOUSANDS)
Balance, January 1, 1995............     3,017         (328)       27,089       (2,943)      30,106       (3,271)
  Capital distributions.............      (109)                    (4,058)                   (4,167)          --
  Net income........................                    566                      5,082           --        5,648
                                        ------        -----       -------      -------      -------      -------
Balance, December 31, 1995..........     2,908          238        23,031        2,139       25,939        2,377
  Distributions.....................      (193)                    (2,141)                   (2,334)
  Net income........................                    611                      5,499                     6,110
                                        ------        -----       -------      -------      -------      -------
Balance, December 31, 1996..........    $2,715          849       $20,890      $ 7,638      $23,605      $ 8,487
                                        ======        =====       =======      =======      =======      =======

                            See accompanying notes.

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS

                                                              YEAR ENDED DECEMBER 31
                                                              ----------------------
                                                                1996          1995
                                                              --------      --------
                                                                  (IN THOUSANDS)
Operating activities
Net income..................................................  $ 6,110       $ 5,648
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................    4,085         4,208
  Changes in asset and liability accounts:
     Increasing (decreasing) cash:
     Accounts receivable....................................     (729)           52
     Prepaid expenses and other assets......................      (91)         (142)
     Accounts payable.......................................      327           (50)
     Accrued expenses and other liabilities.................   (1,010)          716
     Management and development fees payable................     (199)         (105)
                                                              -------       -------
Net cash provided by operating activities...................    8,493        10,327
Investing activities
Additions to property, plant and equipment..................   (1,192)       (1,172)
Net change in restricted funds..............................     (117)         (384)
Proceeds from sale of property, plant and equipment.........       25
                                                              -------       -------
Net cash used in investing activities.......................   (1,284)       (1,556)
Financing activities
Payment of bond principal...................................   (5,900)       (4,900)
Distributions...............................................   (2,334)       (4,167)
                                                              -------       -------
Net cash used in financing activities.......................   (8,234)       (9,067)
                                                              -------       -------
(Decrease) increase in cash and cash equivalents............   (1,025)         (296)
Cash and cash equivalents at beginning of year..............    6,465         6,761
                                                              -------       -------
Cash and cash equivalents at end of year....................  $ 5,440       $ 6,465
                                                              =======       =======
Supplemental disclosure of cash flow information
Interest paid...............................................  $ 2,426       $ 2,980
                                                              =======       =======

                            See accompanying notes.

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                               DECEMBER 31, 1996

1.  ORGANIZATION AND DESCRIPTION OF OPERATIONS

     Penobscot Energy Recovery Company, Limited Partnership ("PERC") is a limited partnership formed on December 28, 1983 and organized to design, construct, operate, own and manage a facility located in Orrington, Maine for the conversion of solid waste and supplemental fuel to electric power (the "Project"). Certain contractual agreements relating to this facility have been entered into, including agreements with respect to the supply of solid waste, the sale of electric power, and operation and maintenance of the facility.

     PERC Management Company ("PMC"), which is ultimately owned by KTI, Inc. ("KTI"), and Energy National, Inc. ("ENI") are general partners. As of December 31, 1996, ENI and another entity were limited partners. As of December 31, 1996, the ownership interests of the partners were as follows:

                                                            OWNERSHIP INTERESTS
                                                            --------------------
                                                            GENERAL     LIMITED
                                                            PARTNERS    PARTNERS
                                                            --------    --------
PMC.......................................................      7%
ENI.......................................................      3         25.7%
Other limited partner.....................................                64.3%
                                                               --         ----
                                                               10%        90.0%
                                                               ==         ====

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

  Bonds payable

     The carrying amount of the Company's borrowings under its bonds payable approximates their fair value.

3.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consists of the following:

Machinery and equipment.....................................  $ 66,727
Buildings and site improvements.............................    30,426
Furniture and fixtures......................................       800
Parts and supplies..........................................     2,042
Land........................................................       322
                                                              --------
Total.......................................................   100,317
Less accumulated depreciation...............................   (28,996)
                                                              --------
Property, plant and equipment, net..........................  $ 71,321
                                                              ========

4.  FINANCING TRANSACTIONS

     On May 22, 1986, the Town of Orrington, on behalf of PERC, issued $50,400 of Floating Rate Demand Resource Recovery Revenue Bonds to finance the Project. Commencing May 1, 1988, the bonds became variable rate obligations based on rates for certain tax-exempt obligations, as determined weekly by the remarketing agent for the bonds (4.125% at December 31, 1996).

     Additionally, on December 3, 1986, the Town of Orrington, on behalf of PERC, issued $30,600 of Floating Rate Demand Resource Recovery Revenue Bonds to supplement the previous financing of the Project. These bonds also bear interest based on rates for certain tax-exempt obligations, as determined weekly by the remarketing agent for the bonds (4.25% at December 31, 1996).

     The bonds are subject to mandatory redemption in quarterly installments of varying amounts through November 2003 and are subject to redemption at the option of PERC at the redemption price of 100% of the principal amount thereof plus accrued interest.

     Aggregate principal maturities for the next five years and thereafter are as follows:

1997...............................................  $ 4,800
1998...............................................    6,200
1999...............................................    7,000
2000...............................................    7,800
2001...............................................    8,800
Thereafter.........................................   18,900
                                                     -------
Total..............................................  $53,500
                                                     =======

     The bonds are fully secured by irrevocable letters of credit from a group of banks. The bonds and letter of credit are collateralized by liens on substantially all of PERC's assets and contain certain restrictive covenants which require, among other things, maintenance of working capital, as defined, and restrict PERC's ability to incur additional indebtedness, make loans and acquire investments. If necessary, the limited partners are obligated to fund up to $5,000 to reimburse any shortfalls in principal and interest payments under the bond and related letter of credit agreements.

5.  INTEREST AND OTHER FINANCING COSTS -- NET

     Interest and other financing costs for the years ended December 31, 1996 and 1995 consist of:

                                                               1996      1995
                                                              ------    ------
Interest expense............................................  $2,263    $2,963
Letter of credit fees.......................................     976     1,075
Amortization of deferred bond financing costs...............     351       377
Remarketing and bank fees...................................     288       153
Interest income.............................................    (708)     (764)
                                                              ------    ------
Interest and other financing costs -- net...................  $3,170    $3,804
                                                              ======    ======

6.  RELATED PARTY TRANSACTIONS

     PERC incurred management fees payable to the general partners of $595 and $580 in 1996 and 1995, respectively, in accordance with the Partnership Agreement. PERC purchases a portion of its supplemental fuel (wood chips) from KTI Biofuels, L.P., an affiliate of PMC. During 1996 and 1995, these purchases totaled approximately $279, $153, respectively. Accounts payable includes $21 due to KTI Biofuels, L.P. at December 31, 1996.

     Effective May 1, 1989, PERC entered into an Operation and Maintenance Agreement with ESOCO Orrington, Inc., an affiliate of ENI. For the years ended December 31, 1996 and 1995, PERC paid operating and maintenance fees to ESOCO of approximately $4,500 and $4,400, respectively, plus additional approved pass through operating costs. The amounts payable as of December 31, 1996 was $346.

     PERC had waste processing revenue of approximately $615 and $603 from Orrington Waste Ltd. (a limited partnership including certain general and limited partners of PERC) (OWL) in 1996 and 1995, respectively. OWL and PERC have a long-term put-pay agreement under which OWL pays waste disposal fees to PERC equivalent to those charged to other municipalities. Included in accounts receivable at December 31, 1996 is approximately $60 related to the waste processing revenue recognized.

7.  WASTE HANDLING AGREEMENTS

     Certain of PERC's long-term, put-pay contracts with municipalities for disposal of solid waste contain provisions which, at the date the bonds are fully paid, allow the municipalities to purchase the facility or terminate or extend the contracts.

     Certain of the long-term, put-pay contracts with municipalities contain provisions which allow the municipalities to receive a portion of PERC's annual cash flows, as defined. Based on PERC's cash flows, as defined, approximately $619 and $1,418 was payable to these municipalities for 1996 and 1995, respectively. These amounts are included in other expenses.

                                                                     SCHEDULE II

                           KTI, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

          COLUMN A             COLUMN B          COLUMN C          COLUMN D    COLUMN E

                                                      ADDITIONS
                                           --------------------

                               BALANCE     CHARGED     CHARGED
                                  AT          TO          TO                   BALANCE
                               BEGINNING    COSTS       OTHER                     AT
                                  OF         AND       ACCOUNTS -- DEDUCTIONS --  END OF
         DESCRIPTION            PERIOD     EXPENSES    DESCRIBE    DESCRIBE     PERIOD
-----------------------------  --------    --------    --------    --------    --------
YEAR ENDED DECEMBER 31, 1997
Deducted from asset accounts:
Allowance for doubtful
  accounts...................  $241,939    193,000                 $140,939(1) $294,000

YEAR ENDED DECEMBER 31, 1996
Deducted from asset accounts:
Allowance for doubtful
  accounts...................  480,662      23,632                 262,355(1)   241,939

YEAR ENDED DECEMBER 31, 1995
Deducted from asset accounts:
Allowance for doubtful
  accounts...................  156,912     323,750                              480,662

------------------

(1) Uncollectible accounts written off, net of recoveries.

                                 EXHIBIT INDEX

   2.1   Agreement of Reorganization and Merger among KTI, Inc., a
         New Jersey corporation, K-C Industries, Inc., an Oregon
         corporation and KES, Inc., a Delaware corporation, dated
         September 22, 1997(1)
   4.1   Specimen Form of Common Stock Certificate(2)
   4.3   Certificate of Amendment to Registrant's Restated
         Certificate of Certificate of Incorporation, filed August 8,
         1997(3)
   4.4   Certificate of Correction to Certificate of Amendment to
         Registrant's Restated Certificate of Certificate of
         Incorporation, filed October 31, 1997(23)
 **5     Opinion of McDermott, Will & Emery re: legality
  10.1   Loan Agreement dated as of June 1, 1985 between City of
         Biddeford, Maine and Maine Energy Recovery Company, as
         amended(4)
  10.2   Subordinated Note of Maine Energy Recovery Company dated as of December 1, 1990 in the original principal amount of
         $14,252,338.39 payable to CNA Realty Corp.(4)
  10.3   Subordinated Note of Maine Energy Recovery Company dated as of December 1, 1990 in the original principal amount of
         $9,495,327.45 payable to Energy National, Inc.(4)
  10.4   Subordinated Note of Maine Energy Recovery Company dated as of December 1, 1990 in the original principal amount of
         $4,737,517.54 payable to Project Capital 1985(4)
  10.5   Loan Agreement dated as of April 1, 1986 between Town of
         Orrington, Maine and Penobscot Energy Recovery Company, as
         amended(4)
  10.6   Credit Agreement dated as of May 15, 1986 by and among
         Penobscot Energy Recovery Company, PERC Management Company
         and Energy National, Inc. and The Banking Institutions
         Signatory Hereto and Bankers Trust Company, as Agent, as
         amended(4)
  10.7   Second Amended and Restated Agreement and Certificate of
         Limited Partnership of Penobscot Energy Recovery Company
         dated May 15, 1986, as amended(2)
  10.8   Agreement between Penobscot Energy Recovery Company and
         Bangor Hydro-Electric Company dated June 21, 1984, as
         amended(2)
  10.9   Form of Penobscot Energy Recovery Company Waste Disposal
         Agreement (City of Bangor) dated April 1, 1991 and Schedule of Substantially Identical Waste Disposal Agreements(2)
  10.10  Operation and Maintenance Agreement Between Esoco Orrington,
         Inc. and Penobscot Energy Recovery Company dated June 30,
         1989(2)
  10.11  Residue Disposal Agreement between Penobscot Energy Recovery
         Company and Sawyer Environmental Recovery Facilities, Inc.
         dated September 19, 1985, as amended(2)
  10.12  Amended and Restated Bypass Agreement between Sawyer
         Environmental Recovery Facilities, Inc. and Penobscot Energy
         Recovery Company dated April 4, 1994(2)
  10.13  Second Amended and Restated Agreement and Certificate of
         Limited Partnership of Maine Energy Recovery Company dated
         June 30, 1986, as amended(2)
  10.14  Power Purchase Agreement Between Maine Energy Recovery
         Company and Central Maine Power Company dated January 12,
         1984, as amended(2)
  10.15  Operation and Maintenance Agreement Between Maine Energy
         Recovery Company and KTI Operations, Inc. dated December 1,
         1990(2)
  10.16  Host Municipalities' Waste Handling Agreement among
         Biddeford-Saco Solid Waste Committee, City of Biddeford,
         City of Saco and Maine Energy Recovery Company dated June 7,
         1991(2)

  10.17  Form of Maine Energy Recovery Company Waste Handling
         Agreement (Town of North Berwick) dated June 7, 1991 and
         Schedule of Substantially Identical Waste Disposal
         Agreements(2)
  10.18  Material Disposal and Transportation Agreement among
         Consolidated Waste Service, Inc., Waste Management of New
         Hampshire and Maine Energy Recovery Company dated October
         21, 1991(2)
  10.19  Front-End Process Residue Agreement between Arthur
         Schofield, Inc. and Maine Energy Recovery Company dated May
         27, 1994(2)
  10.20  Second Amended and Restated Agreement and Certificate of
         Limited Partnership of FTI Limited Partnership dated
         December 11, 1986, as amended(2)
  10.21 Land Lease dated November 25, 1985 between City of Lewiston and Fuel Technologies, Inc. as amended(2)
  10.22  KTI, Inc. 1994 Long-Term Incentive Award Plan(2)
  10.23 Employment Agreement between KTI, Inc. and Martin J. Sergi dated May 1, 1994(2)
  10.24  Registration Rights Agreement between Davstar Managed
         Investments Corp. and KTI Environmental Group, Inc. dated
         March 17, 1993(2)
  10.25  Registration Rights Agreement among KTI Environmental Group,
         Inc., Martin J. Sergi and Midlantic National Bank dated May
         10, 1994(2)
  10.26  Registration Rights Agreement among KTI Environmental Group,
         Inc., Nicholas Menonna, Jr. and Midlantic National Bank dated May 10, 1994(2)
  10.27  KTI, Inc. Directors Stock Option Plan(5)
  10.28  Form of Registration Rights between KTI, Inc. and Mona
         Kalimian, Mark D. Kalimian, and Linda Berley dated July 27,
         1995 and Schedule of Substantially Identical Registration
         Rights Agreements(4)
  10.29  Letter Agreement dated as of November 10, 1995 among Central
         Maine Power, Maine Energy Recovery Company and Citizens
         Lehman Power(6)
  10.30  Global Agreement dated December 28, 1995 between
         Environmental Capital Holdings, Inc. and KTI, Inc.(6)
  10.31 Agreement of Limited Partnership of American Ash Recycling of Tennessee, Ltd. dated December 28, 1995(6)
  10.32 Agreement of Limited Partnership of American Ash Recycling of New England, Ltd. dated December 28, 1995(6)
  10.33  First Amendment to Agreement of Limited Partnership of
         American Ash Recycling of Tennessee, Ltd., dated March 16,
         1996(7)
  10.34  Agreement dated as of July 19, 1996 by and among KTI, Inc.,
         DataFocus Incorporated and CIBER, Inc.(8)
  10.35  Agreement dated July 19, 1996 by and among KTI, Inc., Thomas
         Bosanko and Patrick B. Higbie(8)
  10.36  Operating Agreement of Specialties Environmental Management
         Company, LLC dated as of October 18, 1996(9)
  10.37  Amendment to Employment Agreements between KTI, Inc. and
         Nicholas Menonna, Jr. and Martin J. Sergi(10)
  10.38  Note Purchase Agreement dated as of October 23, 1996 between
         KTI, Inc. and WEXFORD KTI LLC(11)
  10.39  Registration Rights Agreement dated as of October 23, 1996 between KTI, Inc. and WEXFORD KTI LLC(11)

  10.40  Escrow Agreement dated as of October 23, 1996 between KTI,
         Inc. and WEXFORD KTI LLC and Key Trust of Ohio, N.A.(11)
  10.41  Securities Purchase Agreement by and among KTI Plastic
         Recycling, Inc., Continental Casualty Company, CNA Realty
         Corp., CLE, Inc. and Timber Energy Investment, Inc. dated as of November 22, 1996(12)
  10.42  Securities Purchase Agreement by and among KTI Plastic
         Recycling, Inc. and Diane Goodman and Seth Lehner dated as of November 25, 1996(13)
  10.43  Loan and Security Agreement between KTI, Inc., KTI
         Environmental Group, Inc., Kuhr Technologies, Inc., KTI
         Limited Partners, Inc., KTI Operations, Inc. and PERC, Inc.,
         Borrowers, and Key Bank of New York, Lender, dated October
         29, 1996(14)
  10.44  Pledge Agreement between each Borrower and Key Bank of New
         York dated October 29, 1996(14)
  10.45  Key Trust Company PRISM(R) Prototype Retirement Plan and
         Trust adopted as of December 11, 1996(14)
  10.46  Option and Consulting Agreement by and among KTI, Inc. and
         L.T. Lawrence & Co., Inc. dated as of June 1, 1996(14)
  10.47 First Amendment to Option and Consulting Agreement by and among KTI, Inc. and L.T. Lawrence & Co., Inc. dated as of
         December 18, 1996(14)
  10.48 Warrant to purchase 200,000 shares of KTI, Inc. common stock at $7.50 per share issued to L.T. Lawrence & Co., Inc. dated as of December 18, 1996(14)
  10.49 Warrant to purchase 6,000 shares of KTI, Inc. common stock at $8.50 per share issued to Thomas E. Schulze dated as of January 2, 1997(14)
  10.50 Warrant to purchase 3,000 shares of KTI, Inc. common stock at $8.50 per share issued to John E. Turner dated as of January 2, 1997(14)
  10.51 Warrant to purchase 6,000 shares of KTI, Inc. common stock at $8.50 per share issued to Robert E. Wetzel dated as of January 2, 1997(14)
  10.52 Warrant to purchase 15,000 shares of KTI, Inc. common stock at $6.00 per share issued to The Baldwin & Clarke Companies dated as of January 2, 1997(14)
  10.53 Warrant to purchase 15,000 shares of KTI, Inc. common stock at $7.00 per share issued to The Baldwin & Clarke Companies dated as of January 2, 1997(14)
  10.54 Third Amendment to Second Amended and Restated Certificate and Agreement of Limited Partnership of FTI Limited
         Partnership dated as of January 23, 1997(14)
  10.55 Warrant to purchase 2,000 shares of KTI, Inc. common stock at $8.50 per share issued to Maine Woodchips Associates dated as of January 23, 1997(14)
  10.56  Registration Rights Agreement by and between KTI, Inc. and
         Maine Woodchips Associates dated as of January 23, 1997(14)
  10.57  Securities Purchase Agreement by and among KTI Plastic
         Recycling, Inc., Continental Casualty Company, CNA Realty
         Corp., CLE, Inc. and Timber Energy Investment, Inc., dated as of November 22, 1996(15)
  10.58 Term sheet (Purchase of assets of Prins Recycling Corp. and subsidiaries)(16)
  10.59  Agreement, dated as of April 21, 1997 between KTI Recycling,
         Inc. and its subsidiaries and PNC Bank(16)
  10.60  Operations and Maintenance Agreement, dated as of April 21,
         1997, by and between Prins Recycling Corp. and its subsidiaries and KTI Operations, Inc.(16)
  10.61 Order of the Bankruptcy Court for the District of New Jersey dated June 19, 1997(16)
  10.62  Asset Purchase Agreement, dated as of June 24, 1997, between
         Prins Recycling Corp. and its subsidiaries and KTI
         Recycling, Inc. and its subsidiaries(16)

  10.63  Securities Purchase Agreement by and among I. Zaitlin &
         Sons, Inc., a Maine corporation, Data Destruction Services,
         Inc., a Maine corporation, Samuel M. Zaitlin, Steven G.
         Suher and George G. Deely and KTI Recycling, Inc., a
         Delaware corporation(17)
  10.64  First amendment, dated as of August 14, 1997, to the Loan and Security Agreement between KTI, Inc., KTI Environmental
         Group, Inc., Kuhr Technologies, Inc., KTI Limited Partners,
         Inc., KTI Operations, Inc. and PERC, Inc.(18)
  10.65  Securities Purchase Agreement, dated as of August 12, 1997, by and among KTI, Inc., and Wenoha Corporation, John G.
         Mills, L. Don Norton, Glen Wade Stewart, Bruce D. Wentworth
         and Donald E. Wentworth(18)
  10.66  Placement Agreement dated August 7, 1997 between KTI, Inc.
         and Credit Research & Trading LLC(19)
  10.67  Warrant Agreement dated August 7, 1997 between KTI, Inc. and
         Credit Research & Trading LLC(19)
  10.68  Registration Rights Agreement dated August 15, 1997 between
         KTI, Inc. and the purchases named therein(19)
  10.69  Purchase and Option Agreement by and between PERC Management
         Company Limited Partnership and The Prudential Insurance
         Company of America dated September 30, 1997(20)
  10.70  Second Amendment to the Second Amended and Restated
         Agreement and Certificate of Limited Partnership of
         Penobscot Energy Recovery Company, Limited Partnership dated as of September 29, 1997(20)
  10.71  Assignment and Assumption Agreement between The Prudential
         Insurance Company of America and PERC Management Company
         Limited(20) Partnership dated as of September 29, 1997 re
         Penobscot Energy Recovery Company, Limited Partnership(20)
  10.72  Amendment No. 1 to Reimbursement Agreement and Release of
         Assignment dated as of September 29, 1997 to the
         Reimbursement Agreement dated as of May 28, 1991 of
         Penobscot Energy Recovery Company, Limited Partnership in
         favor of Morgan Guaranty Trust Company of New York re
         Penobscot Energy Recovery Company, Limited Partnership(20)
  10.73  Assignment and Assumption Agreement between The Prudential
         Insurance Company of America and PERC Management Company
         Limited Partnership dated as of September 29, 1997 re
         Orrington Waste Ltd., Limited Partnership(20)
  10.74  Amendment no. 1 to Reimbursement Agreement and Release of
         Assignment dated as of September 29, 1997 to the
         Reimbursement Agreement dated as of May 28, 1991 of
         Penobscot Energy Recovery Company, Limited Partnership in
         favor of Morgan Guaranty Trust Company of New York re
         Orrington Waste Ltd.(20)
  10.75  Securities Purchase Agreement dated as of January 1, 1998, by and among Vel-A-Tran Recycling, Inc., a Massachusetts
         corporation, Raymond Vellucci and KTI Recycling of New
         England, Inc., a Delaware corporation(21)
  10.76  Securities Purchase Agreement dated as of January 27, 1998 among Total Waste Management Corporation, Donald A.
         Littlefield, William Kaylor and KTI Specialty Waste
         Services, Inc., a Maine corporation(22)
  21     List of all subsidiaries of Registrant
 *23     Consent of Ernst & Young LLP
**25     Statement of Form of Eligibility of Trustee

---------------
 (1) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 16, 1997

 (2) Filed as an Exhibit to Registrant's Registration Statement on Form S-4 (No. 33-85234) dated January 6, 1995.

 (3) Filed as an Exhibit to the Company's Current Report on Form 8-K dated August 15, 1997.

 (4) Filed with the Registration Statement on Form S-1 dated December 6, 1995.
 (5) Filed as an Exhibit to Registrant's Proxy Statement dated June 5, 1995.

 (6) Filed with the Amendment No. 1 to the Registration Statement on Form S-1 dated February 2, 1996.

 (7) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated April 15, 1996.

 (8) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated July 19, 1996.

 (9) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 18, 1996.

(10) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 23, 1996.

(11) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated October 24, 1996.

(12) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated November 22, 1996.

(13) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated November 25, 1996.

(14) Filed as an Exhibit to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(15) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated November 26, 1996.

(16) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated June 19, 1997

(17) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated July 29, 1997.

(18) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 12, 1997.

(19) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 15, 1997.

(20) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 30, 1997.

(21) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 15, 1998.

(22) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated February 4, 1998.

(23) Filed with the Registration Statement on Form S-2 dated February 11, 1998.

  *  Filed herewith.

 **  To be filed by amendment.