Form 10-K405/A
period 1997-12-31
KTI INC
filed 1998-04-14
CIK 931581

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K/A
                              (AMENDMENT NO. 1)

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

    In September 1997, the Company acquired K-C, an international marketing and trading company specializing in secondary fiber, pulp and paper worldwide. K-C was established in 1976 and is headquartered in Portland, Oregon with offices in Lakewood, New Jersey, Hartford, Connecticut, Los Angeles, California, Rio de Janeiro, Brazil, Seoul, South Korea and Barcelona, Spain. The purchase price included $1.85 million in cash and 425,014 shares of Common Stock. K-C's current sales volume approximates 460,000 tons per year. K-C rounded out the Company's full service materials handling and processing strategy by integrating K-C's marketing team with the Company's existing operational and financial expertise. K-C broadens the Company's marketing and distribution channels by adding to the capabilities which exist in KTI Specialty, Zaitlin, the Charlestown Facility, the Chicago Facility, the Newark Facility and Manner.

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

    In October 1997, Wexford KTI LLC of Greenwich, Connecticut converted the entire principal amount of $5 million of the Company's 8% convertible note which it held into 618,609 shares of Common Stock.

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

     Acquisition by the Company

    On November 22, 1996, the Company acquired TEII from CNA and a group of ten individual investors. CNA sold its debt obligations of TEII and equity interests in TEII to the Company for $1.85 million. The remaining ownership interest in TEII and the minority interest in TERI were purchased from the group of ten individual investors for an additional approximately $170,000.

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

     On March 27, 1998, the last reported sale price of the Common Stock as reported on the NASDAQ National Market System was $16.875 per share. There were 196 record owners of the Company's 9,477,953 outstanding shares of Common Stock as of March 27, 1998.

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

    The Company also acquired all of the partnership interests of American Ash Recycling of New England ("AARNE") in the Maine Partnership, which had been formed to operate a similar facility in the State of Maine (the "Maine Partnership"). The Company purchased the Maine Partnership for $1,060,000 in two separate transactions. As a result of the receipt of permits to operate an ash recycling facility in Maine, Waste Management of Maine, Inc., the current provider of ash disposal services for Maine Energy, agreed to lower its disposal rate to the approximate cost which would have been charged by AARNE to Maine Energy a portion of which are passed along to AARNE. As a result, Maine Energy and AARNE benefited from the savings of $1,130,000 and $1,150,000 during 1997 and 1996, respectively. The Company, as a result of this acquisition has the exclusive right to own and operate a MWC ash recycling facility in the State of Maine utilizing American Ash Recycling technology. Utilizing the existing permits, the Company expects to install this technology at Maine Energy and/or PERC.

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

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KTI, INC. (Registrant)

                                          By: /s/ ROSS PIRASTEH
                                          --------------------------------------
                                                       Ross Pirasteh
                                                   Chairman of the Board

Date: April 13, 1998