Form 10-Q
period 1998-03-31
KTI INC
filed 1998-05-15
CIK 931581

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

For the quarterly period ended March 31, 1998

Commission File No. 0-25490

                                    KTI, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

New Jersey                                                            22-2665282
-------------------------------                           ----------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)

7000 Boulevard East
Guttenberg, New Jersey                                                     07093
----------------------                                                     -----
(Address of principal executive offices)                              (Zip code)

(201) 854-7777
--------------
(Registrants telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

       Common Stock, No Par Value       9,499,848 Shares as of April 24, 1998

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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                    KTI, Inc.
                           Consolidated Balance Sheet
               (in thousands, except share and per share amounts)

                                                    March 31,     December 31,
                                                      1998            1997
                                                  -------------  --------------
                             Assets
Current Assets
    Cash and cash equivalents                      $    11,412    $     11,181
    Restricted funds - current portion                  14,567          13,103
    Accounts receivable, net of allowances of
      $348 and $294                                     24,885          22,126
    Consumables and spare parts                          4,370           4,041
    Inventory                                            1,966           1,219
    Notes receivable--officers/shareholders
      and affiliates - current                              29              29
    Other receivables                                      409             461
    Deferred taxes                                       2,751           2,751
    Other current assets                                 1,508             793
                                                  -------------  --------------
      Total current assets                              61,897          55,704

Restricted funds                                         5,923           6,527
Notes receivable - officers/shareholders and
    affiliates                                              50              81
Other receivables                                          286             271
Deferred costs, net of accumulated amortization
    of $ 848 and $676                                    3,307           2,911
Goodwill and other intangibles, net of
    accumulated amortization
    of $ 1,140 and $778                                 20,235          17,483
Other assets                                               522           1,768
Deferred project development costs                         937             937
Property, equipment and leasehold
    improvements, net of
    accumulated depreciation of $ 19,857 and
    $17,837                                            158,515         156,801
                                                  -------------  --------------

    Total assets                                   $   251,672   $     242,483
                                                  =============  ==============

             Liabilities and stockholders' equity
Current Liabilities
    Accounts payable                               $    11,236     $     8,779
    Accrued expenses                                     3,024           3,825
    Debt, current portion                               14,637          19,794
    Income taxes payable                                   165             165
    Other current liabilities                            1,187           1,184
                                                  -------------  --------------
      Total current liabilities                         30,249          33,747

Other liabilities                                        2,515           1,918
Debt, less current portion                              83,308          74,473

Minority interest                                       23,174          22,105
Deferred revenue                                        35,924          37,500

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized;
    Series A, par value $8 per share,
    447,500 shares authorized, issued and
    outstanding in 1997                                                  3,732
    Series B, par value $25 per share, 8.75%,
    880,000 shares authorized,
    856,000 shares issued and outstanding in
    1998 and 1997                                       21,400          21,400
Common stock, no par value (stated value $.01
    per share); authorized 20,000,000 issued
    and outstanding; 9,477,953 in 1998
    8,912,630 in 1997                                       94              89
 Additional paid-in capital                             57,381          52,762
 Accumulated (deficit)                                  (2,373)         (5,243)
                                                  -----------------------------
Total stockholders' equity                              76,502          72,740
                                                  -----------------------------
    Total liabilities and stockholders' equity     $   251,672    $    242,483
                                                  =============================

See accompanying notes.

                                    KTI, Inc.
                      Consolidated Statement of Operations
               (in thousands, except share and per share amounts)

                                                  Three months ended March 31,
                                                    1998               1997
                                                ------------        ------------
                                                          (Unaudited)
Revenues:
  Waste to Energy:
   Electric power revenues                      $     10,413        $      9,507
   Waste processing revenues                           8,081               7,084
  Recycling                                           19,138               1,840
                                                ------------        ------------
                                                      37,632              18,431

Costs and expenses:
   Electric power and waste
   processing costs                                   10,754               9,900
   Recycling                                          17,422               1,659
   Selling, general and
     administrative                                    1,082               1,045
   Depreciation and amortization                       2,457               2,213
   Interest - net                                      1,510               1,000
                                                ------------        ------------
                                                      33,225              15,817
                                                ------------        ------------

Income before minority interest                        4,407               2,617
Minority interest                                      1,069                 355
Preacquisition earnings of PERC                           --                 903
                                                ------------        ------------

   Net income                                          3,338               1,359
   Accretion and paid and accrued
   dividends on
     preferred stock                                    (509)                 --
                                                ------------        ------------
   Net income available to common
   shareholders                                 $      2,829        $      1,359
                                                ============        ============

Earnings per common share
   Basic                                        $        .31        $        .19
                                                ============        ============
Weighted average number of shares
   used in computation                             9,236,588           7,088,233
                                                ============        ============

   Diluted                                      $        .28        $        .19
                                                ============        ============
Weighted average number of shares
   used in computation                            11,983,345           7,796,000
                                                ============        ============

See accompanying notes.

                                    KTI, Inc.
                      Consolidated Statements of Cash Flows
               (in thousands, except share and per share amounts)

                                                    Three months ended March 31,
                                                         1998          1997
                                                       --------      --------
                                                             (Unaudited)
Operating activities
Net income                                             $  3,337      $  1,359
Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
   Depreciation and amortization                          2,457         1,202
   Minority interest                                      1,069           355
   Deferred Revenue                                      (1,576)         (938)
   Provision for losses on accounts receivable               54             4
   Interest accrued and capitalized on debt                 417           429
   Non-cash contribution to 401K plan                        41
   Equity in net income of PERC, net of
   distributions                                             --           (56)
   Gain on sale of assets                                    (8)           (1)
   Changes in operating assets and liabilities
           Increasing (decreasing) cash:
    Accounts receivable                                  (1,759)         (599)
    Management fees receivable                               --           (94)
    Other receivables                                       189           299
    Consumables, spare parts and inventories             (1,000)         (710)
    Other assets                                            546          (757)
    Accounts payable                                      1,624           601
    Accrued expenses                                       (901)           31
    Income taxes                                            (11)
    Other liabilities                                       350           (49)
                                                       --------      --------
Net cash provided by operating activities                 4,829         1,076

Investing activities
Additions to property, equipment and leasehold
  improvements                                           (3,592)       (1,049)
Proceeds from sale of assets                                 18             8
Increase in restricted cash and cash equivalents           (860)         (996)
Deferred project costs                                        0          (129)
Purchase of business net of cash acquired                (3,431)
Notes receivable--officers/shareholders and affiliates       32             7
                                                       --------      --------
Net cash (used in) provided by investing activities      (7,877)       (2,159)

Financing activities
Proceeds from issuance of debt                            5,548           424
Deferred financing costs                                   (398)
Proceeds from sale of common stock                          850           246
Dividends paid                                             (468)
Principal payments on debt                               (2,253)       (1,752)
                                                       --------      --------
Net cash provided by (used in) financing activities       3,279        (1,230)
                                                       --------      --------
Increase (decrease) in cash and cash equivalents            231        (2,313)
Cash and cash equivalents at beginning of period         11,181         5,227
                                                       --------      --------
Cash and cash equivalents at end of period             $ 11,412      $  2,914
                                                       ========      ========

      -Continued-

                                    KTI, Inc.
               Consolidated Statements of Cash Flows--(continued)
               (in thousands, except share and per share amounts)

Supplemental disclosure of cash flow information
Interest paid                                                $  902       $  318
                                                             ======       ======

Non cash investing and financing
activities                                                       --
Issuance of stock for employee savings
plan contribution                                            $   41
Conversion of preferred stock                                 3,769

See accompanying notes.

                                    KTI, Inc.
                 Consolidated Statements of Stockholders' Equity
               (in thousands, except share and per share amounts)

                                 Series A             Series B                               Additional
                              Preferred Stock     Preferred Stock         Common Stock         Paid In      Accumulated
                             Shares    Amount     Shares    Amount     Shares      Amount      Capital        Deficit       Total
Balance at January 1, 1996                                            5,946,973    $   59       $33,427     $ (26,606)  $   6,881
  Net income                                                                                                   13,666      13,666
  Issuance of common stock
   and common stock purchase
   warrants for:
    Exercise of options                                                  55,346         1           280                       281
    Exercise of warrants                                                 41,183         0           225                       226
    Conversion of debt                                                  725,015         7         4,045                     4,052
    Business combinations                                                68,249         1           455                       456
  Issuance of stock
  purchase warrants                                                                                 144                       144
                            --------------------------------------------------------------------------------------------------------

Balance at December 31,
1996                                                                  6,836,766        68        38,576       (12,940)     25,704
  Net income                                                                                                    8,092       8,092
  Issuance of Series A
  Preferred Stock
   and common stock
   purchase warrants         487,500    $ 3,376                                                     422                     3,799
   Accretion of Series A
   Preferred Stock                          700                                                   (700)
  Issuance of Series B
  Preferred Stock
   and common stock
   purchase warrants                               856,000   $21,400                            (1,416)                    19,984
  Issuance of common stock
  and common stock purchase
  warrants for:
     Exercise of options                                                 85,353         1           502                       503
     Exercise of warrants                                               692,771         7         3,611                     3,618
     Conversion of debt                                                 618,609         6         4,901                     4,908
     Conversion of
     preferred stock         (40,000)      (344)                         40,000         0           343                        (1)
      Employee savings
      plan contribution                                                   4,117         0            35                        35
     Business combinations                                              635,014         6         6,488                     6,494
  Dividends paid on Series
  B Preferred Stock                                                                                              (395)       (395)
                            --------------------------------------------------------------------------------------------------------
Balance at December 31,
1997                         447,500     $3,732    856,000  $ 21,400  8,912,630       $89       $52,763     $  (5,243)    $72,741
  Net income                                                                                                    3,338       3,338
Accretion of Series A
Preferred Stock                              41                                                     (41)                       --
  Issuance of common stock
  and common stock purchase
  warrants for:
     Exercise of options                                                    420         0             3                         3
     Exercise of warrants                                               113,188         1           846                       847
     Conversion of
     preferred stock        (447,500)    (3,773)                        447,500         4         3,769                        --
      Employee savings
      plan contribution                                                   4,215         0            41                        41
  Dividends paid on Series
  B Preferred Stock                                                                                              (468)       (468)
                            --------------------------------------------------------------------------------------------------------

Balance at March 31, 1998         --         --    856,000    21,400  9,477,953        94       $57,381     $  (2,373)  $  76,502
                            ========================================================================================================

                                    KTI, Inc.
                   Notes to Consolidated Financial Statements
          (in thousands of dollars except share and per share amounts)

                                 March 31, 1996

1. Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain 1997 financial information contained herein has been reclassified to conform with the 1998 presentation.

2. Earnings Per Share

      In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

      The following table sets forth the computation of basic and diluted earnings per share:

                                                                     1998              1997
                                                                ------------------------------
Numerator:
   Income from continuing operations                            $      3,338      $      1,359
   Preferred stock dividends                                            (468)
   Accretion of preferred stock                                          (41)
                                                                ------------------------------
   Numerator for basic earnings per share-income from
     continuing operations available to common stockholders            2,829             1,359
   Effective of dilutive securities (1):
     Convertible subordinated notes payable                                                100
                                                                ------------------------------
   Numerator for diluted earnings per share-income from
    continuing operations available to common stockholders
    after assumed conversions                                   $      2,829      $      1,459
                                                                ==============================
Denominator:
   Denominator for basic earnings per share-weighted
    average shares                                                 9,236,588         6,844,350
   Effect of dilutive securities:
    Employee stock options                                           412,350            90,102
    Warrants                                                         314,825           243,883
    Convertible preferred stock                                      198,306
    Convertible subordinated notes payable                         1,821,277           617,665
                                                                ------------------------------
                                                                   2,746,758           951,650

                                                                     1998              1997
                                                                ------------------------------
   Dilutive potential common shares
    Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions              11,983,345         7,796,000
                                                                ------------------------------

Income from continuing operations per share-Basic               $        .31      $        .20
                                                                ==============================
Income from continuing operations per share-Diluted             $        .28      $        .19
                                                                ==============================

3. Contingencies

      The Company is a defendant in certain law suits alleging various claims incurred in the ordinary course of business. Management of the Company does not believe that the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial condition, cash flows or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share and per share amounts)

Results of Operations

Revenues

      Consolidated revenue for the three months ended March 31, 1998, compared with the same period in 1997, increased $19,201 or 104.2%. Approximately $17,298 of this increase is attributable to the recycling division and $1,903 is attributable to the waste to energy division.

      KTI's waste to energy division showed increases in electric power revenues of $906 or 9.5% for the quarter ended March 31, 1998 as compared to the same period in 1997. Approximately $248 of this increase is from PERC, principally as a result of a 5% increase in electric generation coupled with an inflationary increase in price per kilowatt received. The balance of the increase in electric power revenues was at Maine Energy, which primarily was due to a 2% rate increase and an additional capacity payment under its amended power purchase agreement. Timber Energy experienced a reduction in electrical generation due to problems with steam flow to the turbine generator which were repaired during its annual outage in April, 1998. This revenue decrease was offset by an increase in capacity payments.

      Revenues from waste processing increased $997 or 19.8% compared to the same period in 1997. PERC's and Maine Energy's waste processing revenues increased by $288 and $254; or 10.9% and 13.0%, respectively, principally from increases in tipping fees per ton at the facilities. Revenues at AAR Tennessee, KTI Specialty Waste and SEMCO were $163 or 15.5% lower for the quarter ended March 31, 1998 than the same period in 1997, principally because of lower tonnage processed during in the current quarter. These decreases were offset by increases in revenues at KTI Bio Fuels of $407 or 59%; which resulted from increase waste brokerage activity; from revenues at Total Waste Management of $529; and from revenues at Power Ship Transport of $184. Total Waste Management, whose principal business is processing and disposing of oily waste and contaminated water, was acquired January 27, 1998. Power Ship Transport is a trucking brokerage division started by KTI during the second quarter of 1997.

      Sales of recyclables increased $17,298 in the first quarter of 1998 as compared to the same period in 1997. This increase is principally a result of the acquisitions of Zaitlin, K-C International and the assets of the Prins facilities during the third and fourth quarter of 1997. Recycling revenues are generated from the sales of waste paper, ferrous and non-ferrous materials, and plastic materials.

Costs and Expenses

      Electric power and waste handling operating costs increased by $854 for the quarter ended March 31, 1998 compared to the 1997 quarter. Operating costs of Total Waste Management and Power Ship were of $492 and $418 respectively. Maine Energy's operating expenses increased $212 or 6.7% while PERC's and Timber's operating expenses decreased $308 and $324 or 22.2% and 31.0% respectively. Bio Fuel's operating expenses increased $215 or 14.7%. The increase in 1998 principally results from marginally higher operating costs at the power plants, and from the new entities of Total Waste Management and Power Ship Transport. Increases were offset by net reductions in operating costs of other divisions during the quarter.

      Selling, general and administrative expenses increased by $37 or .1% for the quarter ended March 31, 1998 compared to the 1997 quarter.

Interest

Interest expense increased $510 or 50% for the quarter ended March 31, 1998 as compared to the same quarter in 1997. Interest expense at Timber Energy increased $134 or 133.3% due to the restructuring of the variable rate bonds to fixed coupon rates during the second quarter of 1997. The balance of the increase of $376 is attributable to increased borrowings on the Company's line of credit and term notes to fund a portion of the acquisitions of the Prins assets, Total Waste Management, Vel-A-Tran and Zaitlin.

Liquidity and Capital Resources

      The Company is a holding company and receives cash flow from its subsidiaries. Receipt of cash flow from its affiliate PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding balance of $12,298 of subordinated notes payable as of March 31, 1998 before cash distributions to partners can begin. Timber Energy's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and Timber and liquidity and capital resources of each of Maine Energy, PERC and Timber independently.

  The Company

      The Company has financed its operations and capital expenditures primarily from cash flow from its subsidiaries which are not contractually restricted from making distributions, management fees from contractually restricted subsidiaries, collateralized equipment financing, unsecured subordinated debt, drawings under its lines of credit and proceeds from the sale of the Company's common stock.

      On June 4, 1997, the Company consummated the private placement of 487,500 shares of its Series A Convertible Preferred Stock for gross proceeds of $3.9 million. The Series A Convertible Preferred Stock was convertible into shares of the Company's Common Stock, at a price of $8.00 per share, subject to adjustment. Purchasers of the shares of Series A Convertible Preferred Stock also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share. During 1997, 40,000 of the shares of Series A Convertible Preferred Stock were converted to 40,000 shares of Common Stock. The remaining shares of Series A Convertible Preferred Stock were converted into 447,500 shares of Common Stock in February 1998.

      During August 1997, the Company consummated the offering of 856,000 shares of its 8.75% Series B Preferred Stock. The gross proceeds of the offering were $21.4 million and the net proceeds to the Company were $19,984.

      The Series B Convertible Preferred is convertible into Common Stock at $11.75 of liquidation value per share and is redeemable, at the option of the
Company: (a) on August 15, 1999 for $26.47 per share if the bid price of the Common Stock has averaged not less than 1.5 times the then conversion price during the preceding twenty (20) consecutive trading days; and (b) at $26.10 on August 15, 2000 and declining at approximately $0.37 per share as of August 15 on each subsequent year until August 15, 2003 when the Series B Preferred Stock may be called at $25.00 per share. The Series B Preferred Stock is subject to mandatory redemption at $25.00 per share on August 15, 2004. At the option of the Company, such mandatory redemption of the Series B Preferred Stock may be made in cash or in shares of Common Stock of the Company, valued at 95% of the average closing price of the Common Stock during the twenty (20) trading days prior to such redemption date.

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

      The Company, at its option, may exchange all, but not less than all, of the then outstanding shares of Series B Preferred Stock into 8.75% Convertible Subordinated Notes due August 15, 2004 (the "8.75% Convertible Subordinated Notes") on the first business day of February, May, August or November of any year. If the 8.75% Convertible Subordinated Notes are issued, the Company is obligated to qualify the trust indenture for the 8.75% Convertible Subordinated Notes and the trustee appointed thereby under the Trust Indenture Act of 1939, as amended.

      The Company and its subsidiaries, other than Maine Energy, PERC and Timber Energy at March 31, 1998 had indebtedness maturing in the next year of $6,472. During the first quarter of 1998, the Company, other than Maine Energy, PERC and Timber Energy incurred additional debt of approximately $5,548, primarily as a result of drawings under its lines of credit; and retired approximately $803 of debt.

      As of March 31, 1998, the Company had cash on hand without regard to Maine Energy, PERC and Timber Energy of approximately $1,171 and $11,925 available in lines of credit from a bank. On March 23, 1998 the Company received a commitment from KeyBank to increase its credit line from $11 million to $22 million. This line of credit can be utilized to fund acquisitions, capital expenditures and for working capital. There can be no assurance such acquisitions or capital expenditures will take place, or that working capital will be increased. Management of the Company believes that cash flow from its subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed, although no assurance can be given in this regard.

Maine Energy

      Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was $3,175 in 1997, as compared to $89,280 in 1996. During 1996 Maine Energy sold its generating capacity to CL One for a period through May 31, 2007. In exchange CL One agreed to make a series of quarterly payments to Maine Energy including an initial payment of $85 million. Maine Energy retired the entire outstanding principal balance of $64.5 million of its tax exempt variable rate revenue bonds and $29.5 million of its subordinated loan accrued interest and principal from the proceeds from the sale of capacity. As of March 31, 1998 Maine Energy had total indebtedness of $12,298. Maine Energy capital expenditures were $2,559 and $2,939 for additions to property, plant and equipment during 1997 and 1996, respectively.

      As of March 31, 1998, in addition to Maine Energy's operating cash of $2,066, Maine Energy, as required under the terms of the credit agreement with its letter of credit, has on account an additional $4,696 of reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

      Management of the Company believes Maine Energy has adequate cash resources available to fund its future operations and anticipated capital expenditures. Capital expenditures for Maine Energy for the year ending December 31, 1998 are expected to be approximately $3,043, of which $1,850 has been set aside in the above mentioned reserve accounts.

  PERC

      PERC has financed its recent operations and capital expenditures primarily from cash flows from operations. Cash provided by operations was $11,313 in 1997 as compared to $8,493 in 1996. PERC's capital expenditures were $314 and $1,192 for additions to property, plant and equipment during 1997 and 1996, respectively.

      At March 31, 1998, PERC had outstanding tax-exempt, variable rate revenue bonds backed by bank letters of credit in the aggregate amounts of $46,350. The variable interest rate on the Orrington Bonds at March 31, 1998 was 3.37%. The bonds are payable pursuant to a schedule through May 2003. During the first quarter of 1998 PERC made principal payments to bondholders of $1,550.

      As of March 31, 1998, in addition to PERC's operating cash of $7,365, PERC, as required under the terms of the credit agreement with its letter of credit banks and the trust indenture governing the Orrington Bonds, had on account an additional $8,132 of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

      Company management believes PERC has adequate cash resources available to fund its current project operations and currently anticipated capital expenditures. PERC plans capital expenditures for the year ending December 31, 1998 of approximately $765. PERC intends to finance this amount through cash flow from operations.

Timber Energy

      Timber Energy has financed its operations and capital expenditures primarily from cash flow from operations since it was acquired on November 22, 1996. Cash provided by operations was $1,807 in 1997. Timber Energy's capital expenditures were $1,329 during 1997, which were funded out of cash generated from operations.

      During 1997, Timber retired $13.4 million of variable rate revenues bonds and paid certain debt financing costs with $13,708 of proceeds from two 1997 Industrial Development Revenue Bond issued (the "1997 Bonds") and cash on hand. The outstanding 1997 Bonds carry interest at a fixed rate of 7% and have annual sinking fund payments due each December 1 ($1,765 due December 1, 1998) with a final payment of $4,620 due December 1, 2002. During 1997, Timber repaid
$308 which represented the entire balance of one of the 1997 Bond issuances.

      As of March 31, 1998, Timber Energy had outstanding tax exempt bonds, together with accrued interest, in the aggregate amount of $13,713. The bonds are payable pursuant to a mandatory redemption schedule through December 1, 2002.

      As of March 31, 1998, in addition to Timber Energy's operating cash of $657, Timber Energy, as required by the terms of the refinancing, had an additional $1,705 of cash reserves to be used for debt service.

      Company management believes Timber Energy has adequate cash resources available and expects additional cash from operations to fund its current operations and debt obligations. Timber Energy plans capital expenditures in 1998 of approximately $526, which will be funded from cash provided by operations.

Subsequent Events

      On May 6, 1998, the Company announced that it has signed a letter to acquire all of the outstanding stock of FCR, Inc, a Delaware corporation ("FCR"), having its headquarters in Charlotte, North Carolina. The purchase price consists of: (a) 1,714,285 shares of the Company's common stock; (b) $30.0 million in cash; and (c) an earnout of up to $30.0 million to be paid in stock. The number of shares earned will be calculated at the higher of $23 per share or the then market value of such shares, based on the average of closing sale price per share during the ten trading days preceding the payment date.

      The Company and FCR are currently preparing definitive documentation for the transaction. The merger is contingent upon execution and delivery of such documentation, compliance with the Hart Scott Rodino Antitrust Improvement Act, the completion of due diligence by both sides and approval of the Boards of Directors and Shareholders of both the Company and of FCR.

      FCR is a national waste processing company, owning 26 plants in 12 states. The plants operate in three businesses; material recovery facilities, cellulose insulation and plastic recycling.

      Eighteen of the plants are material recovery facilities, based in 10 states. These plants currently process materials at the rate of 650,000 tons of recyclables per year. The Company's existing material recovery facilities currently process material at the rate of 500,000 tons of recyclables per year.

      Five of the plants are cellulose insulation plants, based in four states. A sixth cellulose insulation plant is under construction. The cellulose insulation plants operate under the name of U.S. Fiber, Inc.

      The plastic recycling business operates three plastic recycling plants. These plants currently process plastic at the rate of 50 million pounds per year. The Company has a subsidiary in the plastic trading and brokerage business, which presently trades plastic at the rate of 40 million pounds per year.

      Based on information provided by FCR, FCR had revenue of approximately $17.6 million, $3.2 million in EBITDA and $.9 million in net income in the quarter ended March 31, 1998.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Maine Energy is the plaintiff in a suit in the State of Maine against United Steel Structures, Inc. under a warranty to recover the costs, which were, or will be incurred to replace the roof and walls of the Maine Energy tipping and processing buildings. The judge in the case entered an order awarding Maine Energy $3,334 plus interest from May 10, 1994, to the date of the filing of the lawsuit and court costs. The defendant filed an appeal on December 19, 1997. There can be no assurance that the Company will be able to collect any amount of this judgement.

      Lawsuits were filed on September 30, 1997 and March 6, 1998 by Capital Recycling of Connecticut ("Capital") in a Connecticut State Court against K-C, certain officers of K-C and other parties. The suits allege fraud, tortuous interference with business expectancy and violations of the Connecticut Unfair Trade Practices Act. The actions are based on two contracts between Capital and K-C. The contracts require all disputes to be resolved by arbitration in Portland, Oregon. Pursuant to this requirement, K-C has initiated the arbitration process in Portland, Oregon. Capital then filed a motion in the same Court to restrain the arbitration and added claims with respect to a company managed by the parent of an officer of K-C. This claim alleges that the officer aided and abetted the other company in defrauding the plaintiff. Company has retained counsel to defend the various legal actions and to participate in the arbitration proceedings. After several depositions, Capital and K-C agreed to dismiss the motion to restrain the arbitration and to transfer the arbitration proceedings to Hartford, Connecticut. The lawsuit was dismissed with prejudice as to the officers of K-C and all claims between the parties are to be resolved in the arbitration proceedings. The Company believes that it has meritorious defenses to the arbitration proceedings.

      Total Waste Management ("TWM") was a defendant in a lawsuit in the United State District Court for the District of New Hampshire filed by Kleen Laundry & Dry Cleaning Services. The plaintiff alleged that Total Waste Management caused an underground gasoline storage tank to leak during an attempted removal of the tank. The former shareholders of Total Waste Management have settled the claim with no cost to the Company, other than for legal fees.

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

      Not applicable

Item 5. Other Information

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            Six reports on Form 8-K were filed in the first quarter of 1998, three of which were amended by Form 8-K/A also filed during the quarter. The following is a list of the Forms 8-K filed and the dates thereof.

            (i) A Form 8-K was filed on January 26, 1998 reporting that the Company purchased Vel-A-Tran Recycling, Inc. for cash in the amount of $1.1 million.

            (ii) A Form 8-KA was filed on January 28, 1998 in connection with a previously Form 8-K filed on December 8, 1997 reporting the acquisition of three recycling facilities as part of an asset purchase from Prins Recycling Corp. and its subsidiaries.

            (iii) A Form 8-KA was filed on January 29, 1998 in connection with a previously Form 8-K filed on December 12, 1997 reporting that the Company exercised its option to purchase an additional $14.8% limited partnership interest in PERC from the Prudential Insurance Company of America for $2.1 million.

            (iv) A Form 8-K was filed on February 4, 1998 reporting that the Company purchased Total Waste Management Corporation for cash in the amount of $1.35 million.

            (v) A Form 8-KA, Amendment No. 2 was filed on February 4, 1998 in connection with a previously Form 8-KA filed on January 28, 1998 reporting the acquisition of three recycling facilities as part of an asset purchase from Prins Recycling Corp. and its subsidiaries.

            (vi) A Form 8-K was filed on February 23, 1998 reporting that the Finance Authority of Maine executed and delivered a commitment to the Company to refinance existing tax exempt bonds issued by the Town of Orrington, Maine to finance the construction of the facility owned by PERC.

                                   Signatures

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  KTI, Inc.
                                  (Registrant)


                                  By: /s/ Ross Pirasteh
                                      -----------------------------------------
                                       Name: Ross Pirasteh
                                       Title: Chairman of the Board of Directors


                                  By: /s/ Martin J. Sergi
                                      -----------------------------------------
                                        Name: Martin J. Sergi
                                        Title: President and Chief
                                               Financial Officer
                                               (Principal Accounting Officer)

Date: May 4, 1998