Form 10-Q
period 1998-06-30
KTI INC
filed 1998-08-14
CIK 931581

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

For the quarterly period ended June 30, 1998

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

    Common Stock, No Par Value         9,761,773 Shares as of August 7, 1998

                                TABLE OF CONTENTS

Item Number and Caption                                              Page Number

PART I

Item 1.  Financial Statements                                                  2

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                 9

PART II

Item 1.  Legal Proceedings                                                    15

Item 2.  Changes in Securities                                                15

Item 3.  Defaults Upon Senior Securities                                      15

Item 4.  Submission of Matters to a Vote of Security Holders                  15

Item 5.  Other Information                                                    15

Item 6.  Exhibits and Reports on Form 8K                                      16

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                        JUNE 30        DECEMBER 31,
                                                                                          1998             1997
                                                                                       ---------        ---------
                                  ASSETS
Current Assets
     Cash and cash equivalents                                                         $  10,027        $  11,181
     Restricted funds - current portion                                                   16,367           13,103
     Accounts receivable, net of allowances of
        $670 and $294                                                                     21,974           22,126
     Consumables and spare parts                                                           4,156            4,041
     Inventory                                                                             2,044            1,219
     Notes receivable--officers/shareholders and affiliates - current                        516               29
     Other receivables                                                                       795              461
     Deferred taxes                                                                        2,731            2,751
     Other current assets                                                                  1,286              793
                                                                                       ---------        ---------
        Total current assets                                                              59,896           55,704

Restricted funds                                                                           4,851            6,527
Notes receivable - officers/shareholders and affiliates                                       86               81
Other receivables                                                                            204              271
Deferred costs, net of accumulated amortization
     of $885 and $676                                                                      4,690            2,916
Goodwill and other intangibles, net of accumulated amortization
     of $1,610 and $778                                                                   23,319           17,483
Other assets                                                                               2,777            1,768
Deferred project development costs                                                           932              932
Property, equipment and leasehold improvements, net of
     accumulated depreciation of $21,693 and $17,837                                     168,440          156,801
                                                                                       ---------        ---------
     Total assets                                                                      $ 265,195        $ 242,483
                                                                                       =========        =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                  $   7,842        $   8,779
     Accrued expenses                                                                      3,087            3,825
     Debt, current portion                                                                 6,524           19,794
     Income taxes payable                                                                    251              165
     Other current liabilities                                                             2,020            1,184
                                                                                       ---------        ---------
        Total current liabilities                                                         19,724           33,747

Other liabilities                                                                          3,327            1,918
Debt, less current portion                                                               103,667           74,473

Minority interest                                                                         23,788           22,105
Deferred revenue                                                                          34,474           37,500

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized; Series A, par value $8 per share,
     447,500 shares authorized, issued and
     outstanding in 1997                                                                      --            3,732
     Series B, par value $25 per share, 8.75%, 880,000 shares
     authorized,
     856,000 shares issued and outstanding in 1998 and 1997                               21,400           21,400
 Common stock, no par value (stated value $.01 per share); authorized 40,000,000 issued and outstanding; 9,683,158 in 1998
     8,912,630 in 1997                                                                        96               89
 Additional paid-in capital                                                               58,931           52,762
 Accumulated (deficit)                                                                      (212)          (5,243)
                                                                                       ---------        ---------
Total stockholders' equity                                                                80,215           72,740
                                                                                       ---------        ---------
     Total liabilities and stockholders' equity                                        $ 265,195        $ 242,483
                                                                                       =========        =========

See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                               JUNE 30,                            JUNE 30,
                                                        1998             1997              1998                1997
                                                     -----------       ----------       -----------       ----------
Revenues:
    Waste-to-energy:
      Electric power and steam                       $    15,501       $   10,704       $    25,897       $   20,212
      Waste processing                                     8,933            7,906            17,032           15,723
    Recycling                                             16,808            1,871            35,946            3,144
                                                     -----------       ----------       -----------       ----------
               Total revenues                             41,242           20,481            78,875           39,079

Costs and expenses:
    Electric power, steam and waste processing            13,439           11,256            23,904           21,751
    Recycling                                             16,255            1,730            33,723            2,951
    General and administrative                             2,023            1,118             3,113            2,163
    Depreciation and amortization                          2,372            2,254             5,065            4,474
    Interest, net                                          1,550            1,325             3,060            2,325
                                                     -----------       ----------       -----------       ----------
              Total costs and expenses                    35,639           17,683            68,865           33,664

Income before minority interest, taxes
    and extraordinary item                                 5,603            2,798            10,010            5,415

    Minority interest                                      1,920               26             2,989              381
    Pre-acquisition earnings of PERC                          --            1,996                              2,889
    Equity in net income of PERC
                                                     -----------       ----------       -----------       ----------
Income before taxes and extraordinary item                 3,683              776             7,021            2,135
    Income taxes                                             517                                517
                                                     -----------       ----------       -----------       ----------
Income before extraordinary item                           3,166              776             6,504            2,135
    Loss on early extinguishment of debt, net
    of minority interest and taxes                           495               --               495               --
                                                     -----------       ----------       -----------       ----------
Net income                                                 2,671              776             6,009            2,135
    Accretion and accrued and paid dividends
    on preferred stock                                       468              499               977              499
                                                     -----------       ----------       -----------       ----------
Net income available to common shareholders          $     2,203       $      277       $     5,032       $    1,636
                                                     ===========       ==========       ===========       ==========

Earnings per common share:

Basic:
    Income before taxes and extraordinary item       $      0.33       $     0.04       $      0.64       $     0.24
      Income taxes                                   $      0.05       $     0.00       $      0.06       $     0.00
                                                     -----------       ----------       -----------       ----------
    Income before extraordinary item                 $      0.28       $     0.04       $      0.58       $     0.24
      Extraordinary item                             $      0.05       $     0.00       $      0.05       $     0.00
                                                     -----------       ----------       -----------       ----------
    Net income                                       $      0.23       $     0.04       $      0.53       $     0.24

    Weighted average number of shares used in
    calculation                                        9,614,163        6,984,926         9,424,451        6,868,993

Diluted:
    Income before taxes and extraordinary item       $      0.30       $     0.04       $      0.57       $     0.23
      Income taxes                                   $      0.04       $     0.00       $      0.04       $     0.00
                                                     -----------       ----------       -----------       ----------
    Income before extraordinary item                 $      0.26       $     0.04       $      0.53       $     0.23
      Extraordinary item                             $      0.04       $     0.00       $      0.04       $     0.00
                                                     -----------       ----------       -----------       ----------
    Net income                                       $      0.22       $     0.04       $      0.49       $     0.23

    Weighted average number of shares used in
    calculation                                       12,344,172        7,260,467        12,275,785        7,219,758

See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                           Six months ended June 30,
                                                                             1998            1997
                                                                           --------        --------
                                                                                  (Unaudited)
OPERATING ACTIVITIES
Net income                                                                 $  6,009        $  2,135
Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
   Depreciation and amortization                                              5,065           2,052
   Minority interest, net of distributions                                    1,683             381
   Deferred Revenue                                                          (3,026)         (3,102)
   Provision for losses on accounts receivable                                  570              --
   Interest accrued and capitalized on debt                                     701             833
   Equity in net income of PERC, net of distributions                            --              47
   Gain on sale of assets                                                       (19)             (1)
   Loss on early extinguishment of debt, net                                    495              --
   Changes in operating assets and liabilities
      Accounts receivable                                                     1,095          (1,743)
      Manangement fees receivable                                                               370
      Consumables, spare parts and inventories                                 (712)           (633)
      Deferred taxes                                                             20              --
      Other assets                                                           (1,422)           (227)
      Notes and other receivables                                              (263)            440
      Accounts payable and accrued expenses                                  (2,805)           (297)
      Income taxes payable                                                     (175)             --
      Other liabilities                                                         960            (652)
                                                                           --------        --------
Net cash provided by operating activities                                     8,176            (397)

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements                  (4,293)           (729)
Proceeds from sale of assets                                                     33               2
Net changes in restricted funds                                              (1,483)           (995)
Purchase of businesses, net of cash acquired                                (16,468)             --
Notes receivable--affiliates                                                   (492)           (421)
                                                                           --------        --------
Net cash provided by (used in) investing activities                         (22,703)         (2,143)

FINANCING ACTIVITIES
Deferred financing costs                                                     (2,995)           (998)
Proceeds from issuance of debt                                               24,557          14,133
Proceeds from exercise of warrants                                              995              --
Proceeds from exercise of stock options                                       1,365              --
Proceeds from sale of common stock                                               --             370
Proceeds from sale of preferred stock                                            --           3,855
Dividends paid on preferred stock                                              (936)             --
Principal payments on debt                                                   (9,613)        (16,868)
                                                                           --------        --------
Net cash provided by (used in) financing activities                          13,373             492

Increase (decrease) in cash and cash equivalents                             (1,154)         (2,048)
Cash and cash equivalents at beginning of period                             11,181           5,227
                                                                           --------        --------
Cash and cash equivalents at end of period                                 $ 10,027        $  3,179
                                                                           ========        ========

                                   -Continued-

                                    KTI, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                                 2,563
                                                               =====         ===

 NON CASH INVESTING AND FINANCE ACTIVITIES
Accretion on Class A Preferred Stock                              42         499
                                                               =====         ===

See accompanying notes.

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                   SERIES A                   SERIES B
                                               PREFERRED STOCK             PREFERRED STOCK             COMMON STOCK
                                            SHARES         AMOUNT       SHARES        AMOUNT       SHARES        AMOUNT
                                          -----------   -----------   -----------   -----------  -----------  -----------
Balance at December 31, 1996                       --            --            --            --    6,836,766           68
  Net income
  Issuance of Series A Preferred Stock
   and common stock purchase warrants         487,500         3,376
   Accretion of Series A Preferred Stock                        700
  Issuance of Series B Preferred Stock
   and common stock purchase warrants                                     856,000        21,400
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                                                                              85,353            1
     Exercise of warrants                                                                            692,771            7
     Conversion of debt                                                                              618,609            6
     Conversion of preferred stock            (40,000)         (344)                                  40,000            1
      Employee savings plan contribution                                                               4,117            0
     Business combinations                                                                           635,014            6
  Dividends paid on Series B Preerred
    Stock
                                          -----------   -----------   -----------   -----------  -----------  -----------
Balance at December 31, 1997                  447,500         3,732       856,000        21,400    8,912,630           89
  Net income
Accretion of Series A Preferred Stock                            42
  Issuance of common stock and
   common stock purchase
warrants for:
     Exercise of options                                                                             180,688            2
     Exercise of warrants                                                                            138,125            1
     Conversion of debt
     Conversion of preferred stock           (447,500)       (3,774)                                 447,500            4
      Employee savings plan contribution                                                               4,215            0
  Dividends paid on Series B Preferred
    Stock
                                          -----------   -----------   -----------   -----------  -----------  -----------
Balance at June 30, 1998                           --   $        --   $   856,000   $    21,400    9,683,158  $        96
                                          ===========   ===========   ===========   ===========  ===========  ===========

                                             ADDITIONAL
                                               PAID IN    ACCUMULATED
                                               CAPITAL      DEFICIT       TOTAL
                                             -----------  -----------   -----------
Balance at December 31, 1996                      38,576      (12,940)       25,704
  Net income                                                    8,092         8,092
  Issuance of Series A Preferred Stock
   and common stock purchase warrants                422                      3,798
   Accretion of Series A Preferred Stock            (700)                        --
  Issuance of Series B Preferred Stock
   and common stock purchase warrants             (1,416)                    19,984
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                             502                        503
     Exercise of warrants                          3,611                      3,618
     Conversion of debt                            4,901                      4,907
     Conversion of preferred stock                   343                         --
      Employee savings plan contribution              35                         35
     Business combinations                         6,488                      6,494
  Dividends paid on Series B Preferred
    Stock                                                        (395)         (395)
                                             -----------  -----------   -----------
Balance at December 31, 1997                      52,762       (5,243)       72,740
  Net income                                                    6,009         6,009
Accretion of Series A Preferred Stock                             (42)           --
  Issuance of common stock and
   common stock purchase
warrants for:
     Exercise of options                           1,362                      1,364
     Exercise of warrants                            994                        995
     Conversion of debt
     Conversion of preferred stock                 3,772                          2
      Employee savings plan contribution              41                         41
  Dividends paid on Series B Preferred
    Stock                                                        (936)         (936)
                                             -----------  -----------   -----------
Balance at June 30, 1998                     $    58,931  $      (212)       80,218
                                             ===========  ===========   ===========

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  JUNE 30, 1998

1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain 1997 financial information contained herein has been reclassified to conform with the 1998 presentation.

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                                    1998              1997             1998              1997
                                                                 -----------       ----------       -----------       ----------
Numerator:
   Net income                                                    $     2,671       $      776       $     6,009       $    2,135
   Preferred stock dividends                                             468                0               936                0
   Accretion of preferred stock                                            0              499                41              499
                                                                 -----------       ----------       -----------       ----------
   Numerator for basic earnings per share-net income
    available to common stockholders                                   2,203              277             5,032            1,636
   Effective of dilutive securities (1):                                 468                                936
     Accretion of Preferred Stock                                                                            41
                                                                 -----------       ----------       -----------       ----------
   Numerator for diluted earnings per share-net income
    available to common stockholders
    after assumed conversions                                    $     2,671       $      277       $     6,009       $    1,636
                                                                 ===========       ==========       ===========       ==========
Denominator:
   Denominator for basic earnings per share-weighted
    average shares                                                 9,614,163        6,894,926         9,424,451        6,868,993
   Effect of dilutive securities:
    Employee stock options                                           559,010          103,432           498,330           97,147
    Warrants                                                         349,722          262,109           432,574          253,618
    Convertible preferred stock                                    1,821,277                          1,920,430
                                                                 -----------       ----------       -----------       ----------
   Dilutive potential common shares
    Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions              12,344,172        7,260,467        12,275,785        7,219,758
                                                                 ===========       ==========       ===========       ==========
Net income per share-Basic                                       $      0.23       $     0.04       $      0.53       $     0.24
                                                                 ===========       ==========       ===========       ==========
Net income per share-Diluted                                     $      0.22       $     0.04       $      0.49       $     0.23
                                                                 ===========       ==========       ===========       ==========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

RESULTS OF OPERATIONS

REVENUES

         Consolidated revenue for the three months and six months ended June 30, 1998, compared with the same periods in 1997, increased $20,761 or 101.4% and $39,796 or 101.8%, respectively. Of these increases approximately $14,937 for the three months and $32,802 for the six months is attributable to the recycling division and $5,824 for the three months and $6,994 for the six months is attributable to the waste to energy division.

         KTI's waste to energy division showed increases in electric power and steam revenues of $4,796 and $5,685 or 44.81% and 28.1% for the quarter and six months ended June 30, 1998 as compared to the same periods in 1997.

         Maine Energy posted an overall decrease in revenue for the quarter ended June 30, 1998 as compared to the same period in 1997 of $622 or 13.37%; principally from a decrease of $912 in the amortization of deferred revenue. This decrease was offset by an increase as a result of the scheduled plant outage in April being less extensive than the prior year, net of the reduced output experienced during extended periods of heavy rains after the outage which caused flooding; this, in turn, caused wet fuel issues, and a 2% increase in contract rate for power at the facility. PERC posted a decrease of $161 or 3.28% for the quarter because it also experienced operational problems from the heavy rains in the area. The decrease at PERC was offset by a net $5,171 payment from Bangor Hydro under the terms of the restructured Power Purchase Agreement completed on June 26, 1998. Timber Energy posted an increase over 1997 of $192 or 16.3% because of an increase in the capacity payment from Florida Power and from a 66% increase in electrical generation. Timber Energy had its first major overhaul in the second quarter of 1997 and its electrical generator was off-line for 6 weeks during that quarter. This increase was offset by a $.004 reduction in the energy rate paid by Florida Power. On June 16, 1998 KTI acquired Multitrade Group, Inc., a Virginia corporation which currently owns and operates two facilities which incinerate biomass waste and coal to produce steam for sale to major users under long-term contracts. Revenue from Multitrade for the period was $216.

         Maine Energy has generated 2.45% fewer kilowatt hours for the six month period than the prior year while receiving 3.27% higher revenues per kilowatt hour; resulting in $65 or .74% higher revenues. PERC has generated 1.32% higher kilowatt hours, but has received .44% less revenue per kilowatt hour for the same period; resulting in $78 or .87% higher revenues. Timber Energy has generated 20.4% higher kilowatt hours for the period but has received 11.9% less per kilowatt hour; resulting in $155 or 6.16% higher revenues. Each of the facilities have experienced operations problems because of abnormal weather throughout the six months. Timber also experienced lower generation because of reduced steam flow to the turbine during the first quarter of 1998, which was attributable to superheater failures in the boiler. This problem was repaired during the facility's scheduled outage in April, 1998.

         Revenues from waste processing increased $1,028 or 13.0% for the quarter ended June 30, 1998 and $1,309 or 8.32% for the six months ended June 30, 1998 as compared to the same periods in 1997.

         Maine Energy received approximately 4,400 or 7.9% tons more MSW in this quarter than the same period in 1997, and tipping fees averaged approximately $8.75 or 29% per ton more than 1997. PERC received nearly the same tonnage as in 1997, but tipping fees averaged $2.15 or 4.7% higher than 1997. Timber Energy's wood chip processing revenues decreased by $22 or 6.7% principally because pulp mill customers required less tonnage during the quarter. Timber's plastics division was sold on July 1, 1997; resulting in a reduction of $525 in revenue for the current quarter. Revenues at AAR Tennessee decreased $124 or 26.6% because less tonnage was processed. Effective June 1, 1998 all KTI Specialty Waste tonnage was transferred to Total Waste Management, which was acquired January 27, 1998. This transfer was part of KTI's long range plan to integrate the two waste streams into a company that can provide more complete disposal services over a wider array of waste streams which would command higher tipping fees. Total Waste posted increased revenues of $861 for the quarter over KTI Specialty Waste and SEMCO for the same period last year. Effective April 1, 1998 the transportation brokerage business at KTI Bio Fuels was consolidated with the similar business of Power Ship Transport in an effort to reduce overall costs and to generate more brokerage revenue. Combined, these two divisions posted an increase of $71 or 5.8% for the quarter. Power Ship Transport was formed late in the second quarter of 1997.

         Through June 30, 1998 the combined waste processing revenue at Maine Energy and PERC was $893 or 10.0% higher than the same period in 1997 because tonnage received was 5.1% higher and average tipping fees were higher. The success in moving tipping fees higher during the second quarter has resulted in tipping fees for the six months ending June 30, 1998 being 4.5% higher than the same period in 1997. KTI Bio Fuel's tipping fees and revenue from sales of wood chips for the six months ended June 30, 1998 were lower by $193 or 20.8% compared to the same period in 1997 because of unscheduled outages during the first quarter of 1998 at plants which purchase chips from Bio Fuels and an ice storm in Maine in January.

         Sales of recyclables increased $14,918 in the second quarter and $32,783 for six months of 1998, as compared to the same periods in 1997. This increase is principally a result of the acquisitions of Zaitlin, K-C International and the assets of the Prins facilities during the third and fourth quarter of 1997. Recycling revenues are generated from the sales of waste paper, ferrous and non-ferrous materials, and plastic materials.

COSTS AND EXPENSES

         Electric power and waste handling operating costs increased by $2,183 or 19.4% for the quarter ended June 30, 1998 and $2,153 or 9.9% for the six months ended June 30, 1998 as compared to the same periods in 1997. Operating costs of the new divisions of Total Waste Management and Power Ship were $948 and $904 for the quarter and $1,440 and $1,322 for the six months respectively. Maine Energy's operating costs were lower by $142 or 3.5% for the quarter and $248 or 3.7% for the six months principally because of reduced maintenance costs at the facility. PERC's operating costs were higher by $306 or 8.0% for the quarter principally because of scheduled major maintenance costs. PERC's six month costs, however, are on par with costs for the same period in 1997. Operating costs at Timber Energy are lower by $490 or 36.8% and $944 or 34.2% for the quarter and six months due to the sale of the plastics division and overall lower maintenance costs. KTI Bio Fuels has reduced its overall operating costs for the six month period by $31 or 5.4%. Operating costs at Multitrade were $63 since its acquisition on June 16, 1998.

         General and administrative expenses increased by $905 or 80.9% for the three months and $950 or 43.9% for the six months ended June 30, 1998 as compared to 1997. During the second quarter of 1998 the Company added administrative staff to develop and install Company wide computer networks; to support Company wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal analytical systems to identify revenue enhancement and cost savings programs in newly acquired entities.

INTEREST

Interest expense increased $224 or 16.9% for the three months and $735 or 31.6% for the six months ended June 30, 1998 as compared to the same periods in 1997. Interest expense at Timber Energy increased $128 or 53.9% due to the restructuring of the variable rate bonds to fixed coupon rates during the second quarter of 1997. Reductions in interest expense of $335 were realized through debt reductions at most of KTI's operating facilities, which were offset by increases related to increased borrowings on the Company's line of credit to fund the several acquisitions beginning in the third quarter of 1997.

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

The Company recorded an extraordinary loss on early retirement of the PERC bonds for the quarter and six months of $495. This amount is net of minority interest and income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company and receives cash flow from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding balance of $15,146 of subordinated notes payable as of June 30, 1998 (approximately $2.5 million of which notes are owned by the Company) before cash distributions to partners can begin. Timber Energy's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and Timber and liquidity and capital resources of each of Maine Energy, PERC and Timber independently.

  THE COMPANY

         The Company has financed its operations and capital expenditures primarily from cash flow from its subsidiaries which are not contractually restricted from making distributions, management fees and allowed distributions from contractually restricted subsidiaries, collateralized equipment financing, unsecured subordinated debt, drawings under its lines of credit and proceeds from the sale of the Company's common stock.

         On June 4, 1997, the Company consummated the private placement of 487,500 shares of its Series A Convertible Preferred Stock for gross proceeds of $3.9 million. The Series A Convertible Preferred Stock was convertible into shares of the Company's Common Stock, at a price of $8.00 per share, subject to adjustment. Purchasers of the shares of Series A Convertible Preferred Stock also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share. During 1997, 40,000 of the shares of Series A Convertible Preferred Stock were converted to 40,000 shares of Common Stock. The remaining shares of Series A Convertible Preferred Stock were converted into 447,500 shares of Common Stock in February 1998. The related warrants were exercised in July 1998.

         During August 1997, the Company consummated the offering of 856,000 shares of its 8.75% Series B Preferred Stock. The gross proceeds of the offering were $21.4 million and the net proceeds to the Company were $19,984.

         On June 5, 1998 the Company exercised its operation to exchange all of the outstanding shares of the Series B Preferred Stock for KTI's 8.75% Convertible Subordinated Notes. The exchange will be effective August 3, 1998. The holders of outstanding shares of Series B Preferred are entitled to receive a $1,000 principal amount exchange note for each 40 shares of Series B Preferred held. KTI will pay $25.00 per share for the portion of any holder's position that is less than 40 shares. Dividends on Series B Preferred will cease August 3, 1998 whether or not the certificates for shares have been surrendered.

         The Company and its subsidiaries, other than Maine Energy, PERC and Timber Energy at June 30, 1998 had indebtedness maturing in the next year of $5,149. During the first six months of 1998, the Company, other than Maine Energy, PERC and Timber Energy incurred additional debt of approximately $24,557, primarily as a result of drawings under its lines of credit for acquisitions; and retired approximately $6,515 of debt.

         As of June 30, 1998, the Company had cash on hand without regard to Maine Energy, PERC and Timber Energy of approximately $915 and $5,878 available in lines of credit from a bank. On May 28, 1998 KeyBank increased its credit line from $22 million to $30 million as part of its commitment to provide KTI with an increase in the overall acquisition credit line to $150 million. On July 13, 1998 KeyBank and KTI closed on the $150 million acquisition credit line. This line of credit can be utilized to fund acquisitions, capital expenditures and for working capital. There can be no assurance such acquisitions or capital expenditures will take place, or that working capital will be increased. Management of the Company believes that cash flow from its subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed, although no assurance can be given in this regard.

MAINE ENERGY

         Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was $3,175 in 1997, as compared to $89,280 in 1996. During 1996 Maine Energy sold its generating capacity to CL One for a period through May 31, 2007. In exchange CL One agreed to make a series of quarterly payments to Maine Energy including an initial payment of $85 million. Maine Energy retired the entire outstanding principal balance of $64.5 million of its tax exempt variable rate revenue bonds and $29.5 million of its subordinated loan accrued interest and principal from the proceeds from the sale of capacity and cash on hand. As of June 30, 1998 Maine Energy had total indebtedness of $15,146. Maine Energy capital expenditures were $2,559 and $2,939 for additions to property, plant and equipment during 1997 and 1996, respectively.

         As of June 30, 1998, in addition to Maine Energy's operating cash of $1,807, Maine Energy, as required under the terms of the credit agreement with its letter of credit, has on account an additional $6,081 of reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

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

         On June 26, 1998 KTI completed a major overhaul of the various contracts and obligations of PERC, which included refinancing PERC's tax exempt bonds. The refinancing was made possible through the sale of $45,000 in Electric Rate Stabilization Revenue Refunding Bonds issued by the Finance Authority of Maine ("FAME"). The interest rate on the bonds ranges from 3.75% for one-year bonds to 5.20% for 20-year term bonds. This transaction will reduce PERC's debt service costs while extending its payment obligation over 20 years.

         As of June 30, 1998, in addition to PERC's operating cash of $6,816, PERC, as required under the terms of the trust indenture governing the FAME Bonds, had on account an additional $11,700 of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

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

         As of June 30, 1998, Timber Energy had outstanding tax exempt bonds, together with accrued interest, in the aggregate amount of $13,478. The bonds are payable pursuant to a mandatory redemption schedule through December 1, 2002.

         As of June 30, 1998, in addition to Timber Energy's operating cash of $507, Timber Energy, as required by the terms of the refinancing, had an additional $3,314 of cash reserves to be used for debt service.

         Company management believes Timber Energy has adequate cash resources available and expects additional cash from operations to fund its current operations and debt obligations. Timber Energy plans capital expenditures in 1998 of approximately $526, which will be funded from cash provided by operations.

SUBSEQUENT EVENTS

         On June 29, 1998 the Company announced that it signed letters of intent to acquire Gaccione Bros. of Clifton, New Jersey and Atlantic Coast Fibers of Passaic New Jersey. The two companies will be brought together to create one of the largest high-grade paper processing facilities in the country. The annual combined revenue of the two companies is approximately $20 million.

         On August 5, 1998, the Company announced that it has reached a definitive agreement to acquire all of the outstanding stock of FCR, Inc, a Delaware corporation ("FCR"), having its headquarters in Charlotte, North Carolina. The purchase price consists of: (a) 1,714,285 shares of the Company's common stock; (b) $30.0 million in cash; and (c) an earnout of up to $30.0 million to be paid in cash and stock. The number of shares earned will be calculated at the higher of $23 per share or the then market value of such shares, based on the average of closing sale price per share during the ten trading days preceding the payment date.

         The merger is contingent upon compliance with the Hart Scott Rodino Antitrust Improvement Act and other customary conditions.

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

         On August 5, 1998 the Company acquired First State Recycling, Inc., a Delaware corporation headquartered in Wilmington, Delaware, for $1.9 million in cash and KTI common stock. As a processor of plastics for resale, First State generated gross revenues of $2 million in 1997 and is expected to reach $4 million in 1998.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Six reports on Form 8-K were filed in the second quarter of 1998. The following is a list of the Forms 8-K filed and the dates thereof.

                  (i) A Form 8-K was filed on May 7, 1998 reporting that the Company signed a letter of intent to acquire FCR, Inc., a Delaware corporation.

                  (ii) A Form 8-K was field on June 17, 1998 announcing the conversion of the Company's Series B Preferred Stock to 8.75% Convertible Subordinated Debt effective August 3, 1998.

                  (iii) A Form 8-K was filed on June 25, 1998 announcing the acquisition of Multitrade Group, Inc., a Virginia corporation.

                  (iv) A Form 8-K was filed on July 8, 1998 reporting that the Company completed the refinancing of the existing tax exempt bonds issued by the Town of Orrington, Maine to finance the construction of the facility owned by PERC.

                  (v) A Form 8-K was filed on July 15, 1998 announcing the signing of a $150 million acquisition line of credit with KeyBank.

                  (vi) A Form 8-K was filed on August 5, 1998 announcing the purchase of substantially all of the assets of First State Recycling, Inc. for cash and stock in the amount of $1.85 million. The Company is purchasing First State Recycling subject to existing funded debt of $445,000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           KTI, Inc.
                           (Registrant)

                           By:      /s/ Ross Pirasteh
                                    Name: Ross Pirasteh
                                    Title: Chairman of the Board of Directors

                           By:      /s/ Martin J. Sergi
                                    Name: Martin J. Sergi
                                    Title: President and Chief
                                           Financial Officer
                                           (Principal Accounting Officer)

Date: August 13, 1998