Form 10-Q
period 1998-09-30
KTI INC
filed 1998-11-17
CIK 931581

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

For the quarterly period ended         September 30, 1998


Commission File No. 0-25490


                                    KTI, INC.
             (Exact name of registrant as specified in its charter)

          New Jersey                                      22-2665282
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                      Identification Number)


           7000 Boulevard East                                07093
         Guttenberg, New Jersey                            (Zip code)
(Address of principal executive offices)



(201) 854-7777
(Registrants telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

  Common Stock, No Par Value          13,214,137 Shares as of November 16, 1998

                                TABLE OF CONTENTS




Item Number and Caption                                                    Page Number
                                                                           -----------
PART I

Item 1.  Financial Statements                                                2
Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11


PART II


Item 1.  Legal Proceedings                                                   20
Item 2.  Changes in Securities                                               20
Item 3.  Defaults Upon Senior Securities                                     20
Item 4.  Submission of Matters to a Vote of Security Holders                 20
Item 5.  Other Information                                                   20
Item 6.  Exhibits and Reports on Form 8K                                     21

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEET
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                       SEPTEMBER 30,       DECEMBER 31,
                                                            1998               1997
                                                            ----               ----
                      ASSETS
Current Assets
    Cash and cash equivalents                            $   8,178          $  11,181
    Restricted funds - current portion                      20,476             13,103
    Accounts receivable, net of allowances of
      $873 and $294                                         32,033             22,126
    Consumables and spare parts                              4,627              4,041
    Inventory                                                4,308              1,219
    Notes receivable--officers/shareholders                  1,709                110
    and affiliates - current
    Other receivables                                        3,593                461
    Deferred taxes                                           2,832              2,751
    Other current assets                                     2,903                793
                                                         ---------          ---------
      Total current assets                                  80,659             55,785

Restricted funds                                             4,736              6,527
Other receivables                                            3,221                271
Deferred costs, net of accumulated amortization
    of $2,778 and $676                                       5,871              2,916
Goodwill and other intangibles, net of
    accumulated amortization of $2,141 and $778            107,154             17,483
Other assets                                                 8,047              1,768
Deferred project development costs                             933                932
Property, equipment and leasehold
    improvements, net of accumulated
    depreciation of $24,285 and $17,837                    207,418            156,801
                                                         ---------          ---------

      Total assets                                       $ 418,039          $ 242,483
                                                         =========          =========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                     $  15,592          $   8,779
    Accrued expenses                                         7,176              3,825
    Debt, current portion                                    7,203             19,794
    Income taxes payable                                     2,067                165
    Other current liabilities                                  467              1,184
                                                         ---------          ---------
      Total current liabilities                             32,505             33,747

Other liabilities                                            8,501              1,918
Debt, less current portion                                 194,252             74,473
Minority interest                                           24,812             22,105
Convertible subordinated notes                              21,099                 --
Deferred revenue                                            33,750             37,500

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized;
    Series A, par value $8 per share,
    447,500 shares authorized, issued and
    outstanding in 1997                                         --              3,732
    Series B, par value $25 per share, 8.75%,
    880,000 shares authorized, 856,000 shares
    issued and outstanding in 1997                              --             21,400
 Common stock, no par value (stated value $.01
    per share); authorized 40,000,000 issued and
    outstanding; 12,030,509 in 1998
    8,912,630 in 1997                                          120                 89
 Additional paid-in capital                                 98,719             52,762
 Retained earnings (deficit)                                 4,281             (5,243)
                                                         ---------          ---------
Total stockholders' equity                                 103,120             72,740
                                                         ---------          ---------
      Total liabilities and stockholders' equity         $ 418,039          $ 242,483
                                                         =========          =========

See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THREE MONTHS ENDED                           NINE MONTHS ENDED
                                                  SEPTEMBER 30,                                SEPTEMBER 30,
                                            1998                  1997                  1998                   1997
                                            ----                  ----                  ----                   ----
Revenues                               $     49,945          $     26,848          $    128,099           $     66,000

Cost of operations                           36,167                20,529                98,137                 50,180
                                       ------------          ------------          ------------           ------------
  Gross Profit                               13,778                 6,319                29,962                 15,820

Selling, general and
administrative                                2,468                   520                 5,582                  2,376

Interest expense, net                         2,779                   977                 5,839                  3,700
                                       ------------          ------------          ------------           ------------
  Income before minority
  interest, taxes and
  extraordinary item                          8,531                 4,822                18,541                  9,744

Minority interest                             2,220                   883                 5,209                  1,229
Pre-acquisition earnings of
PERC                                             --                 1,543                    --                  3,984
                                       ------------          ------------          ------------           ------------
  Income before taxes and
  extraordinary item                          6,311                 2,396                13,332                  4,531

Income taxes                                  1,662                    --                 2,179                     --
                                       ------------          ------------          ------------           ------------
  Income before extraordinary
  item                                        4,649                 2,396                11,153                  4,531
Loss on early extinguishment
of debt, net of minority
interest and taxes                               --                    --                   495                     --
                                       ------------          ------------          ------------           ------------
  Net income                                  4,649                 2,396                10,658                  4,531

Accretion and accrued and
paid dividends on preferred
stock                                           156                   325                 1,134                    823
                                       ------------          ------------          ------------           ------------

  Net income available to
  common shareholders                  $      4,493          $      2,071          $      9,524           $      3,708
                                       ============          ============          ============           ============

EARNINGS PER COMMON SHARE

BASIC
  Income before extraordinary
  item                                 $       0.42          $       0.29          $       1.02           $       0.53

     Extraordinary item                          --                    --                 (0.05)                    --
                                       ------------          ------------          ------------           ------------
  Net Income                           $       0.42          $       0.29          $       0.97           $       0.53
                                       ============          ============          ============           ============

  Weighted average common
  shares                                 10,574,888             7,124,387             9,813,650              6,954,670

DILUTED
  Income before extraordinary
  item                                 $       0.38          $       0.23          $       0.91           $       0.43

     Extraordinary item                          --                    --                 (0.04)                    --
                                       ------------          ------------          ------------           ------------
  Net Income                           $       0.38          $       0.23          $       0.87           $       0.43
                                       ============          ============          ============           ============

  Weighted average common
  shares and common share
  equivalents                            13,164,161            10,668,229            12,554,132              9,826,110

See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             1998                1997
                                                             ----                ----
                                                                   (Unaudited)
OPERATING ACTIVITIES
Net income                                                $  10,658           $   4,531
Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation and amortization                              8,534               3,246
   Minority interest, net of distributions                    2,707               1,229
   Deferred revenue                                          (3,750)             (2,975)
   Provision for losses on accounts receivable                  579                  --
   Interest accrued and capitalized on debt                     872               2,529
   Gain on sale of assets                                       (19)                 (7)
   Loss on early extinguishment of debt, net                    495                  --
   Security received for sale of power                       (2,884)                 --
   Changes in operating assets and liabilities
     Accounts receivable                                       (886)             (2,711)
     Consumables, spare parts and inventories                (1,316)                 65
     Other assets                                              (149)                224
     Restricted funds                                         1,971                  --
     Notes and other receivables                             (4,220)                648
     Accounts payable and accrued expenses                   (1,415)             (1,961)
     Income taxes payable                                     1,724                  --
     Other liabilities                                          708                (234)
                                                          ---------           ---------
Net cash provided by operating activities                    13,609               4,584

INVESTING ACTIVITIES
Additions to property, equipment and leasehold
improvements                                                 (4,675)             (2,336)
Proceeds from sale of assets                                  1,755                   8
Net changes in restricted funds                              (4,685)             (2,107)
Purchase of businesses, net of cash acquired                (62,154)             (9,125)
Notes receivable -- affiliates                                 (380)               (171)
                                                          ---------           ---------
Net cash (used in) investing activities                     (70,139)            (13,731)

FINANCING ACTIVITIES
Deferred financing costs                                     (3,936)             (1,702)
Proceeds from issuance of debt                              198,974               2,862
Proceeds from exercise of warrants                            1,600                  --
Proceeds from exercise of stock options                       1,635                  --
Proceeds from sale of common stock                               --               1,177
Proceeds from sale of preferred stock                            --              23,692
Dividends paid on preferred stock                            (1,092)             (6,242)
Principal payments on debt                                 (143,654)                 --
                                                          ---------           ---------
Net cash provided by financing activities                    53,527              19,787

Increase (decrease) in cash and cash equivalents             (3,003)             10,640
Cash and cash equivalents at beginning of period             11,181               5,227
                                                          ---------           ---------
Cash and cash equivalents at end of period                $   8,178           $  15,867
                                                          =========           =========

-Continued-

                                    KTI, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
 Interest paid                                       $  4,802          $  1,082
                                                     ========          ========

SUPPLEMENTAL NON CASH INVESTING AND
FINANCE ACTIVITIES
Accretion and warrant valuation on Class             $     42          $    599
   A Preferred Stock
Conversion of convertible subordinated
   notes to equity, including accrued interest             --             5,008
Elimination of management fees receivable
   from affiliate upon purchase of additional
   interest                                                --             2,742
Purchase of business, net of cash acquired:
   Working capital, net of cash acquired               (6,040)           (5,953)
   Property, plant and equipment                      (51,950)          (63,650)
   Purchase price in excess of net
    assets acquired                                   (91,034)           (7,525)
   Other assets                                        (4,752)              747
   Non current liabilities                             52,985            60,967
   Common stock issued                                 38,637             6,289


See accompanying notes.

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                      SERIES A                        SERIES B
                                                   PREFERRED STOCK                  PREFERRED STOCK            COMMON STOCK
                                                SHARES       AMOUNT           SHARES        AMOUNT          SHARES        AMOUNT
                                                ------       ------           ------        ------          ------        ------
Balance at December 31, 1996                        --      $    --               --       $     --       6,836,766        $ 68
  Net income                                        --           --               --             --              --          --
  Issuance of Series A Preferred Stock
   and common stock purchase warrants          487,500        3,376               --             --              --          --
  Accretion of Series A Preferred Stock             --          700               --             --              --          --
  Issuance of Series B Preferred Stock
   and common stock purchase warrants               --           --          856,000         21,400              --          --
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                            --           --               --             --          85,353           1
     Exercise of warrants                           --           --               --             --         692,771           7
     Conversion of debt                             --           --               --             --         618,609           6
     Conversion of preferred stock             (40,000)        (344)              --             --          40,000          --
     Employee savings plan contribution             --           --               --             --           4,117          --
     Business combinations                          --           --               --             --         635,014           7
  Dividends paid on Series B Preferred
   Stock                                            --           --               --             --              --          --
                                             ------------------------------------------------------------------------------------
Balance at December 31, 1997                   447,500        3,732          856,000         21,400       8,912,630          89
  Net income                                        --           --               --             --              --          --
  Accretion of Series A Preferred Stock             --           42               --             --              --          --
  Issuance of common stock and common stock
  purchase warrants for:
     Exercise of options                            --           --               --             --         217,742           2
     Exercise of warrants                           --           --               --             --         403,888           4
     Conversion of preferred stock to
        8.75% Convertible Debt                      --           --         (843,960)       (21,099)             --          --
     Conversion of preferred stock            (447,500)      (3,774)         (12,040)          (301)        473,031           5
     Employee savings plan contribution             --           --               --             --           4,215          --
     Business combinations                          --           --               --             --       2,019,033          20
  Dividends paid on Series B Preferred
     Stock                                          --           --               --             --              --          --
                                             ------------------------------------------------------------------------------------
Balance at September 30, 1998                       --      $    --               --       $     --      12,030,539        $120
                                             ====================================================================================



                                               ADDITIONAL        RETAINED
                                                PAID IN          EARNINGS
                                                CAPITAL          (DEFICIT)          TOTAL
                                                -------          ---------          -----
Balance at December 31, 1996                  $   38,576         $(12,940)        $ 25,704
  Net income                                          --            8,092            8,092
  Issuance of Series A Preferred Stock
   and common stock purchase warrants                422               --            3,798
  Accretion of Series A Preferred Stock             (700)              --               --
  Issuance of Series B Preferred Stock
   and common stock purchase warrants             (1,416)              --           19,984
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                             502               --              503
     Exercise of warrants                          3,611               --            3,618
     Conversion of debt                            4,901               --            4,907
     Conversion of preferred stock                   344               --               --
     Employee savings plan contribution               35               --               35
     Business combinations                         6,487               --            6,494
  Dividends paid on Series B Preferred
   Stock                                              --             (395)            (395)
                                             ----------------------------------------------
Balance at December 31, 1997                      52,762           (5,243)          72,740
  Net income                                          --           10,658           10,658
  Accretion of Series A Preferred Stock               --              (42)              --
  Issuance of common stock and common stock
   purchase warrants for:
     Exercise of options                           1,633               --            1,635
     Exercise of warrants                          1,596               --            1,600
     Conversion of preferred stock to
        8.75% Convertible Debt                        --               --          (21,099)
     Conversion of preferred stock                 4,070               --               --
     Employee savings plan contribution               41               --               41
     Business combinations                        38,617               --           38,637
  Dividends paid on Series B Preferred
   Stock                                              --           (1,092)          (1,092)
                                             ----------------------------------------------
Balance at September 30, 1998                 $   98,719         $  4,281         $103,120
                                             ==============================================

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                              SEPTEMBER 30, 1998

1.  BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain 1997 financial information contained herein has been reclassified to conform with the 1998 presentation.

2.  ACQUISITIONS

      In August 1998, KTI, Inc. (the "Company") acquired FCR, Inc. ("FCR") a diversified recycling company that provides residential and commercial recycling, processing and marketing services and manufacturers products, in particular, cellulose insulation, using recycled materials. FCR owns or operates eighteen material recovery facilities, six cellulose insulation manufacturing facilities and three plastic reprocessing facilities in twelve states. Payment of the aggregate purchase price of $63,432 consisted of (i) 1,714,285 shares of the Company's common stock valued at $18.96 per share (based on the closing price of the common stock on the date of announcement); (ii) $30,000 in cash and
(iii) incidental payments of approximately $925 in cash. An additional payment of up to $30,000 may be made for the acquisition of FCR based on the earnings of FCR for the period July 1, 1998 through December 31, 1998 (the "Earnout"). This payment will be payable in a combination of cash and the Company's common stock. The acquisition was recorded using the purchase method of accounting and the cost of the acquisition exceeded the fair value of the acquired net assets by approximately $69,156 which has been recorded as goodwill and is being amortized over 30 years. Any additional payments for the Earnout will be recorded as goodwill.

      In August 1998, the Company acquired Atlantic Coast Fibers, Inc. ("Atlantic Coast") and Gaccione Bros. & Co., Inc. and PGC Corporation (collectively, "Gaccione"). Atlantic Coast operates a high-grade paper processing plant in Passaic, New Jersey. Payment of the aggregate purchase price for Atlantic Coast of $9,106 consisted of (i) 123,532 shares of the Company's common stock valued at $20.29 per share (based on the closing price of the common stock on the date of the announcement); (ii) $6,500 in cash; (iii) incidental payments of approximately $100 in cash. The acquisition was recorded using the purchase method of accounting and the cost of the acquisition exceeded the fair value of the acquired net assets by approximately $7,619 which has been recorded as goodwill and is being amortized over 30 years.

      Gaccione operates a high-grade paper processing facility in Clifton, New Jersey. Payment of the aggregate purchase price of $6,361 consisted of (i) $5,200 in cash; (ii) a 7% interest bearing promissory note in the principal amount of $1,086 due in February 2001; (iii) incidental payments totaling approximately $75 in cash. The acquisition was recorded using the purchase method of accounting and the cost of the acquisition exceeded the fair value of the acquired net assets by approximately $7,157 which has been recorded as goodwill and is being amortized over 30 years.

      In September 1998, the Company agreed to a payment of an additional purchase price for Atlantic Coast and Gaccione of $3,000 consisting of 150,000 shares valued at $20.00 per share (based on the closing price of the common stock on the date of closing). This amount was recorded as an addition to goodwill.

      In August 1998, the Company acquired First State Recycling, Inc. ("First State"). First State processes post industrial and other waste plastics. Payment of the aggregate purchase price of $1,733 consisted of (i) 31,186 shares of the Company's common stock valued at $19.99 per share (based on the closing price of the common stock on the date of announcement) and (ii) $1,120 in cash. The acquisition was recorded using the purchase method of accounting and the cost of the acquisition exceeded the fair value of the acquired net assets by approximately $1,182 which has been recorded as goodwill and is being amortized over 30 years.

3.  EARNINGS PER SHARE

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

      The following table sets forth the computation of basic and diluted earnings per share:

                                                    THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       SEPTEMBER 30,                          SEPTEMBER 30,
                                                  1998               1997                1998               1997
                                                  ----               ----                ----               ----
Numerator:
   Net income                                 $     4,649        $     2,396        $    10,658        $     4,531
   Preferred stock dividends                          156                224              1,092                224
   Accretion of preferred stock                        --                101                 42                599
                                              --------------------------------------------------------------------
   Numerator for basic earnings per
    share-net income available to
    common stockholders                             4,493              2,071              9,524              3,708
   Effect of dilutive securities:
     Accretion of Preferred Stock                      --                101                 42                 --
   Dividends on convertible
     preferred stock and interest
     on convertible subordinated notes                467                324              1,401                523
                                              --------------------------------------------------------------------
   Numerator for diluted earnings
     per share-net income available
     to common stockholders after
     assumed conversions                      $     4,960        $     2,496        $    10,967        $     4,231
                                              ====================================================================

Denominator:
   Denominator for basic earnings
     per share-weighted average shares         10,574,888          7,124,387          9,813,650          6,954,670
   Effect of dilutive securities:
    Employee stock options                        511,350            199,771            500,100            128,878
    Warrants                                      272,989            417,629            359,180            303,620
    Convertible preferred stock and
      convertible subordinated notes            1,804,934          2,926,442          1,881,202          2,438,942
                                              --------------------------------------------------------------------
   Dilutive potential common shares             2,589,273          3,543,842          2,740,482          2,871,440
                                              ====================================================================
    Denominator for diluted earnings
      per share-adjusted weighted-
      average shares and assumed
      conversions                              13,164,161         10,668,229         12,554,132          9,826,110
                                              ====================================================================
Net income per share-Basic                    $      0.42        $      .029        $      0.97        $      0.53
                                              ====================================================================
Net income per share-Diluted                  $      0.38        $      0.23        $      0.87        $      0.43
                                              ====================================================================


4.  CONTINGENCIES

      The Company is a defendant in certain law suits alleging various claims incurred in the ordinary course of business. Management of the Company does not believe that the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial condition, cash flows or results of operations.

5.  SEGMENT REPORTING

      For the three months ended September 30, 1998, the Company operated in the business units as indicated below.

                                              RESIDENTIAL     COMMERCIAL     FINISHED
                             WASTE-TO-ENERGY   RECYCLING      RECYCLING      PRODUCTS
                             ---------------   ---------      ---------      --------
Revenues
   Unaffiliated customers        $23,250        $ 4,371        $18,189       $ 4,135
   Intersegment revenues             705             12          4,512           365
                                 -------        -------        -------       -------
   Total Revenues                $23,955        $ 4,383        $22,701       $ 4,500
                                 =======        =======        =======       =======
Segment Profit                   $10,295        $   455        $   272       $   288
                                 =======        =======        =======       =======
Depreciation and
 Amortization                    $ 2,281        $   427        $   501       $   261
                                 =======        =======        =======       =======



      For the three months ended September 30, 1997 the Company operated in the business units indicated below.

                                              RESIDENTIAL    COMMERCIAL   FINISHED
                            WASTE-TO-ENERGY    RECYCLING      RECYCLING   PRODUCTS
                            ---------------    ---------      ---------   --------
Revenues
   Unaffiliated customers        $19,927        $   --        $ 6,921      $  --
   Intersegment revenues             600            --             --         --
                                 -------        ------        -------      -----
   Total Revenues                $20,527        $   --        $ 6,921      $  --
                                 =======        ======        =======      =====

Segment Profit                   $ 5,633        $   --        $   166      $  --
                                 =======        ======        =======      =====
Depreciation and
 Amortization                    $ 2,278        $   --        $    96      $  --
                                 =======        ======        =======      =====



      For the nine months ended September 30, 1998, the Company operated in the business units as indicated below.

                                                RESIDENTIAL      COMMERCIAL      FINISHED
                            WASTE-TO-ENERGY      RECYCLING       RECYCLING       PRODUCTS
                            ---------------      ---------       ---------       --------
Revenues
   Unaffiliated customers        $ 64,558        $  7,104        $ 51,404        $  5,033
   Intersegment revenues            2,244              12          13,685             882
                                 --------        --------        --------        --------
   Total Revenues                $ 66,802        $  7,116        $ 65,089        $  5,915
                                 ========        ========        ========        ========

Segment Profit                   $ 23,228        $    932        $   (112)       $    332
                                 ========        ========        ========        ========
Depreciation and
 Amortization                    $  6,343        $    710        $  1,225        $    256
                                 ========        ========        ========        ========

      For the nine months ended September 30, 1997, the Company operated in the business units indicated below.

                                               RESIDENTIAL     COMMERCIAL    FINISHED
                            WASTE-TO-ENERGY     RECYCLING      RECYCLING     PRODUCTS
                            ---------------     ---------      ---------     --------
Revenues
   Unaffiliated customers        $55,935          $  --        $10,065        $  --
   Intersegment revenues             894             --             --           --
                                 -------          -----        -------        -----

   Total Revenues                $56,829          $  --        $10,065        $  --
                                 =======          =====        =======        =====

Segment Profit                   $13,142          $  --        $   302        $  --
                                 =======          =====        =======        =====
Depreciation and
 Amortization                    $ 6,756          $  --        $   152        $  --
                                 =======          =====        =======        =====


      The segment reporting detailed above reconciles to Consolidated Revenues and Income Before Taxes and Extraordinary Items on the accompanying unaudited consolidated statement of operations as follows:

                                                       Three                Three               Nine                Nine
                                                       Months               Months             Months              Months
                                                       ended                ended              ended               ended
                                                     September            September          September           September
                                                     30, 1998             30, 1997           30, 1998            30, 1997
                                                     --------             --------           --------            --------
REVENUES
Total unaffiliated customers
 revenue for reportable segments                    $  49,945            $  26,848          $ 128,099           $  66,000
Intersegment revenues for
 reportable segments                                    5,594                  600             16,823                 894
Elimination of intersegment revenues                   (5,594)                (600)           (16,823)               (894)
                                                    ---------            ---------          ---------           ---------
Total consolidated revenues                         $  49,945            $  26,848          $ 128,099           $  66,000
                                                    =========            =========          =========           =========

PROFIT AND LOSS
Total segment profit                                $  11,310           $   5,799           $  24,380           $  13,444
Unallocated amounts:
  Interest expense, net                                (2,779)               (977)             (5,839)             (3,700)
  Minority interest                                    (2,220)               (883)             (5,209)             (1,229)
  Pre-acquisition earnings of PERC                         --              (1,543)                 --              (3,984)
                                                    ---------           ---------           ---------           ---------
Income before taxes and extraordinary item          $   6,311           $   2,396           $  13,332           $   4,531
                                                    =========           =========           =========           =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


RESULTS OF OPERATIONS


      As a result of the acquisitions completed in the third quarter of 1998, KTI began reporting the results of operations by the following four business units: waste-to-energy, residential recycling, commercial recycling and finished products

REVENUES

      Consolidated revenue for the three months and nine months ended September 30, 1998, compared with the same periods in 1997, increased $23,097 or 86.0% and $62,099 or 94.1%, respectively.

WASTE-TO-ENERGY

      The waste-to-energy business unit consists of the operations of Maine Energy, PERC, Timber Energy, KTI Specialty Waste, SEMCO, AAR Tennessee, KTI Biofuels, Total Waste Management (acquired January 1998) and Multitrade (acquired June 1998). Total revenues for this business unit were $23,995 for the three months and $66,802 for the nine months ended September 30, 1998 compared to $20,527 and $56,829, respectively, for the same periods in 1997. This represents an increase in sales of $3,468 or 16.9% for the three months and $9,973 or 17.5% for the nine months ended September 30, 1998 as compared to the same period in 1997.

      Waste processing revenues at Maine Energy, PERC, and Timber decreased by $41 or 0.6% for the quarter. This result is the net of a decrease of 32.6% due to volume offset by an increase in 32.0% due to price. The change in volume and average price were both due to decreased tons at Timber Energy caused by a maintenance shutdown of Timber's major customer during the quarter. For the nine months, waste processing revenues increased $306 or 1.7%, which was the net of a 7.8% decrease due to volume offset by a 9.5% increase in price. Electric power revenues from the same three business units decreased $681, or 6.7% during the quarter, which was the net of a 4.9% decrease due to volume of power generated and a 1.8% decrease due to price. The price change was due mainly to a decrease in the average power rate at Timber. For the nine months, overall power revenues from Maine Energy, PERC, and Timber Energy decreased $384, or 1.3%, which is entirely due to a decrease in price.

      For the quarter, the overall decrease in waste processing and power sales revenues for Main Energy, PERC, and Timber was $723, or 4.3%. The increase in revenues of the Waste-to-Energy business unit during the same period of $3,468 is the combination of this decrease offset by revenues from the acquisitions of Total Waste Management and Multitrade. The overall decrease in waste processing and power sales revenues of Maine Energy, PERC, and Timber for the nine months was $78, or 0.2%. The overall increase in revenues of the Waste-to-Energy business of $9,973 is the combination of this decrease, offset by revenues from the acquisitions, plus a net $5,171 payment from Bangor Hydro under the terms of the restructured Power Purchase Agreement for PERC completed on June 26, 1998.

RESIDENTIAL RECYCLING

      This business unit includes the residential recycling plants of FCR, Inc., (acquired August 1998), and the residential recycling plant of KTI Recycling of New England acquired from Prins (acquired November 1997). The residential recycling division posted revenues of $4,383 for the three months and $7,116 for the nine months ended September 30, 1998. There were no revenues from this business unit for the same period in 1997 because all the acquisitions were completed in the fourth quarter of 1997 or in 1998.

COMMERCIAL RECYCLING

      The commercial recycling business unit consists of the operations of I. Zaitlin and Sons (acquired August 1997), K-C International (acquired September
1997), the commercial recycling plants acquired from Prins (acquired November
1997), Manner Resins (acquired November 1996) and KTI New Jersey Fibers which consists of the operations of Gaccione Bros., Inc. and Atlantic Coast Fibers (acquired August 1998). Total revenue for this business unit was $22,701 for the three months and $65,089 for the nine months ended September 30, 1998 compared to $6,921 and $10,065, respectively for the same period in 1997. This represents an increase in sales of $15,780 or 228.0% for the three months and $55,024 or 546.7% for the nine months ended September 30, 1998 as compared to the same period in 1997. The increase in revenues is primarily the result of acquisitions discussed above.

FINISHED PRODUCTS

      The finished products business unit consists of the operations of Power Ship Transport, the cellulose insulation plants and the plastic reprocessing plants of FCR, Inc. (acquired August 1998), plastic reprocessing operations of First State Recycling, Inc. (acquired August 1998) and the glass pellet processor Seaglass, Inc. (formed by KTI in February 1998). This business unit posted revenues of $4,500 for the quarter and $5,915 for the nine months ended September 30, 1998. Revenues in the prior year were immaterial and the revenues for the quarter and the nine months ended September 30, 1998 are primarily the results of acquisitions discussed above.

COSTS AND EXPENSES

WASTE-TO-ENERGY

      Cost of operations in this business unit was $12,305 for the three months and $39,735 for the nine months ended September 30, 1998. Electric power and waste handling operating costs increased by $210 or 1.7% for the three months and $5,182 or 15.0% for the nine months ended September 30, 1998 as compared to the same periods in 1997. This increase was primarily a result of the Total Waste Management and Multitrade Group acquisitions discussed above.

RESIDENTIAL RECYCLING

      Cost of operations in this business unit was $3,486 for the three months and $5,728 for the nine months ended September 30, 1998. There were no operations in this business unit in the same period in 1997 as the acquisition of the Boston residential plant did not occur until the fourth quarter of 1997.

COMMERCIAL RECYCLING

      Cost of operations in this business unit was $22,117 for the three months and $64,279 for the nine months ended September 30, 1998. This was an increase of $15,458 or 232.1% for the three months and $54,668 or 568.8 % for the nine months ended September 30, 1998 as compared to the same period in 1997. This increase is due primarily to the acquisition of Gaccione Bros., Inc. and Atlantic Coast Fibers in August 1998. In addition, the Commercial facilities were purchased from Prins in the fourth quarter of 1997.

FINISHED PRODUCTS

      Cost of operations in this business unit was $3,852 for the three months and $5,218 for the nine months ended September 30, 1998. Revenues in the prior year were immaterial and the revenues for the three months and the nine months ended September 30, 1998 are primarily the results of acquisitions discussed above.

      Selling, general and administrative expenses increased by $1,948 or 374.6% for the three months and $3,206 or 134.9% for the nine months ended September 30, 1998 as compared to 1997. Notwithstanding selling, general and administrative costs added through recent acquisitions, the Company has added administrative staff to develop and install Company information systems; develop and support a formal strategic planning and budgeting process; to support Company wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal analytical systems to identify revenue enhancement and cost savings programs in newly acquired entities.

      Depreciation and amortization expenses were $3,470 for the quarter and $8,534 for the nine months ended September 30, 1998.

INTEREST

      Interest expense increased $1,802 or 184.4% for the three months and $2,139 or 57.8% for the nine months ended September 30, 1998 as compared to the same periods in 1997. These increases are related principally to increased borrowings on the Company's line of credit to fund several acquisitions and the conversion of the Series B Preferred Stock to 8.75% convertible debt.

INCOME TAXES

      The Company recorded a provision for income taxes of $1,662 for the three months and $2,179 for the nine months ended September 30, 1998. The primary difference in the provision for income taxes at the federal statutory rate and the recorded amounts for the periods indicated is due to the utilization of net operating loss carryforwards and the associated change in valuation allowances and the impact of nondeductible goodwill.

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

      The Company recorded an extraordinary loss on early retirement of the PERC bonds for the quarter and nine months of $0 and $495, respectively, net of minority interest and income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is a holding company and receives cash flow from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding balance of $14,389 of subordinated notes payable as of September 30, 1998 (approximately $2.3 million of these notes are owned by the Company) before cash distributions to partners can begin. Timber Energy's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and Timber and liquidity and capital resources of each of Maine Energy, PERC and Timber independently.

  THE COMPANY

      The Company operates in industries that require a high level of capital investment. The Company's capital requirements basically stem from (i) its working capital for ongoing operations, (ii) capital expenditures for new plants and equipment and (iii) business acquisitions. The Company's strategy is to meet these capital needs from internally generated funds which are not contractually restricted, drawings under its lines of credit, collateralized equipment financing, unsecured subordinated debt and proceeds from the sale of the Company's common stock.

      As of September 30, 1998, the Company had working capital of $48,154 (a ratio of current assets to current liabilities of 2.48:1) and a cash balance of $8,178 which compares to a working capital of $22,038 (a ratio of current assets to current liabilities of 1.65:1) at December 31, 1997. As of September 30, 1998, the Company had cash on hand without regard to restricted funds associates with Maine Energy, PERC and Timber Energy of approximately $1,996 and $27,575 available in lines of credit from KeyBank. For the nine months ended September 30, 1998, consolidated net cash from operating activities was approximately $13,609 and net cash from financing activities was approximately $53,527, as compared to $4,584 and $19,787 respectively, for the corresponding prior year periods. Net cash from operating and financing activities was primarily used to fund the purchase of businesses of $62,154 and $9,125 and for capital expenditures of $4,675 and $2,336 for the nine months ended September 30, 1998 and 1997, respectively.

      In general, the Company's capital expenditures and working capital requirements have increased as a result of the Company's business strategy of growth through acquisitions. Management of the Company believes that cash flow from operations and unused lines of credit will meet its current needs for liquidity.

SIGNIFICANT FINANCING EVENTS

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

      On June 5, 1998 the Company exercised its operation to exchange all of the outstanding shares of the Series B Preferred Stock for KTI's 8.75% Convertible Subordinated Notes. The exchange was effective August 3, 1998. On or about August 3, 1998, 40 shares of the Series B Preferred were exchanged for $1; 12,000 shares were converted into 25,531 shares of KTI Common Stock and 843,960 shares were converted into KTI's 8.75% convertible subordinated note totaling $21,099.

      The Company and its subsidiaries, other than Maine Energy, PERC and Timber Energy at September 30, 1998 had indebtedness maturing in the next year of $5,437. During the first nine months of 1998, the Company, other than Maine Energy, PERC and Timber Energy incurred additional debt of approximately $106,882, primarily as a result of drawings under its lines of credit for business acquisitions; and retired approximately $15,457 of debt.

      On May 28, 1998 KeyBank increased its credit line from $22 million to $30 million. On July 13, 1998 KeyBank and KTI closed on the $150 million acquisition credit line. This line of credit can be utilized to fund acquisitions, capital expenditures and for working capital. There can be no assurance such acquisitions or capital expenditures will take place, or that working capital will be increased. Management of the Company believes that cash flow from its subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity.

MAINE ENERGY

      Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was $4,295 in 1998, as compared to $3,521 in 1997. As of September 30, 1998 Maine Energy had total indebtedness of $14,389. Maine Energy capital expenditures were $1,864 and $727 for additions to property, plant and equipment during 1998 and 1997, respectively.

      As of September 30, 1998, in addition to Maine Energy's operating cash of $2,832, Maine Energy, as required under the terms of the agreement underlying its letter of credit, has on account an additional $1,468 of reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

      Management of the Company believes Maine Energy has adequate cash resources available to fund its future operations and anticipated capital expenditures. Capital expenditures for Maine Energy for the year ending December 31, 1998 are expected to be approximately $3,043, of which $1,850 has been set aside in the above mentioned reserve accounts.

PERC

      PERC has financed its recent operations and capital expenditures primarily from cash flows from operations. Cash provided by operations was $11,508 in 1998 as compared to $9,127 in 1997. PERC's capital expenditures were $174 and $175 for additions to property, plant and equipment during 1998 and 1997, respectively.

      On June 26, 1998 KTI completed a major restructuring of the various contracts and obligations of PERC, which included refinancing PERC's tax exempt bonds. The refinancing was made possible through the sale of $45,000 in Electric Rate Stabilization Revenue Refunding Bonds issued by the Finance Authority of Maine ("FAME"). The interest rate on the bonds ranges from 3.75% for one-year bonds to 5.20% for 20-year term bonds. This transaction will reduce PERC's debt service costs while extending its payment obligation over 20 years.

      As of September 30, 1998, in addition to PERC's operating cash of $13,276, PERC, as required under the terms of the trust indenture governing the FAME Bonds, had on account an additional $1,821 of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

      Company management believes PERC has adequate cash resources available to fund its current project operations and currently anticipated capital expenditures. PERC plans capital expenditures for the year ending December 31, 1998 of approximately $765 which will be financed from cash flow from operations.

TIMBER ENERGY

      Timber Energy has financed its operations and capital expenditures primarily from cash flow from operations since it was acquired on November 22, 1996. Cash provided by operations was $1,807 in 1998. Timber Energy's capital expenditures were $1,329 during 1997, which were funded out of cash generated from operations.

      As of September 30, 1998, Timber Energy had outstanding tax exempt bonds, together with accrued interest, in the aggregate amount of $13,713. The bonds are payable pursuant to a mandatory redemption schedule through December 1, 2002.

      As of September 30, 1998, in addition to Timber Energy's operating cash of $2,916, Timber Energy, as required by the terms of the refinancing, had an additional $1,340 of cash reserves to be used for debt service.

      Company management believes Timber Energy has adequate cash resources available and expects additional cash from operations to fund its current operations and debt obligations. Timber Energy plans capital expenditures in 1998 of approximately $526, which will be funded from cash provided by operations.

YEAR 2000 ISSUE

      Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Failure to address this problem could result in system failures and the generation of erroneous data.

      The Company is in the process of contacting its customers and vendors and has received letters from each of its applications vendors stating that the majority of the Company's information technology systems, such as accounting, data processing, plant operations systems and telephone/PBX systems, are Year 2000 compliant. Several insignificant software applications have been identified which are not Year 2000 compliant. They are scheduled to be upgraded by Year 2000 compliant versions of the application from the vendor by the end of the first quarter 1999. The Company has also begun an assessment of its non-information technology systems, such as its security systems and telephones, to determine if they are also Year 2000 compliant. To date, the Company has determined, based on information published or otherwise provided by such systems' vendors, that many of its non-information technology systems are or will be Year 2000 compliant. The Company plans to initiate formal communications with the vendors of its remaining non-information technology systems. Based on its assessment to date, the Company is not aware that any of its non-information technology systems will not be Year 2000 compliant prior to the Year 2000. The Company has not incurred any material costs to modify or replace any of its information technology or non-information technology systems.

      The Company has also begun an assessment of its significant vendors, suppliers, and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. To date, the Company has determined, based on information published or otherwise provided by such third parties, that many of such parties' systems are or will be Year 2000 compliant. The Company plans to initiate formal communications with the remaining third parties with whom the Company has a significant relationship. Based on its assessment to date, the Company is not aware that any of its significant vendors, suppliers and service providers will not be Year 2000 compliant prior to the Year 2000.

      In addition to the assessments and investigations described above, the Company has conducted tests of all of its internal information and non-information technology systems and all of its system interfaces with significant vendors, suppliers and service providers to ensure Year 2000 compliance. The majority of the Company's accounting and data processing equipment is based on microcomputer hardware and related software which has been certified as Year 2000 compliant by the applicable manufacturer or developer. However, the Company has determined that the plant control systems may contain embedded technology which is not Year 2000 compliant. The Company is in the process of replacing the hardware containing the embedded logic with hardware which is Year 2000 compliant. In addition, these systems will be tested during scheduled outage periods at the plants during the second quarter of 1999. However, despite the Company's efforts to ensure that its internal systems and the systems of its significant vendors, suppliers and service providers are Year 2000 compliant, there can be no guarantee that the failure of certain systems will not have a material adverse effect on the Company.

      To date, the Company has handled its Year 2000 compliance program using only internal resources. Accordingly, the only costs incurred by the Company have been the salary costs of its internal staff. Although at the current time, the Company expects that it will be able to complete its Year 2000 compliance program using only internal resources, there can be no assurances that the Company will not require external resources to complete its Year 2000 compliance program.

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

      Statement of Financial Accounting Standard ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," which will be effective for the Company for the fiscal year ending December 31, 1998, establishes standards for reporting information about operating segments in the annual financial statements, selected information about operating segments in interim financial reports and disclosures about products and services, geographic areas and major customers. This new standard requires the Company to report financial information on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company has elected to provide information required by this pronouncement for the third quarter.

      Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at September 30, 1998, include the following SFAS and Statements of Position ("SOP"):

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which will be effective for the fiscal years beginning after June 15, 1999, establishes standards for derivative instruments embedded in other contracts and for hedging activities. The new standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will have no material impact on the Company's financial statements.

      The American Institute of Certified Public Accountants (the "AICPA") issued SOP 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use" which is effective for fiscal years beginning after December 15, 1998. The Company's current policy falls within the guidelines of SOP 98-1. Also the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities" which is effective for fiscal years beginning after December 15, 1998. Beginning in the first quarter of fiscal year 1999, the Company will elect to adopt the provisions of SOP 98-5. Management believes that the adoption of SOP 98-5 will have no material impact on the Company's financial statements.

SUBSEQUENT EVENTS

      On October 28, 1998 the Company acquired Yarmouth Rubbish Removal, Inc.; Capital City Transfer, Inc.; and TWTS, Inc., Maine corporations headquartered in Scarborough, Maine for $0.6 million in cash and approximately 75,932 shares of KTI common stock. The total annual revenue of these acquisitions is approximately $3.0 million.

      On November 2, 1998, $13,829 of Convertible Subordinated Notes were converted into 1,238,618 shares of the Company's common stock.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS


    Maine Energy is the plaintiff in a suit in the State of Maine against United Steel Structures, Inc. under a warranty to recover the costs, which were, or will be incurred to replace the roof and walls of the Maine Energy tipping and processing buildings. The judge in the case entered an order awarding Maine Energy $3,334 plus interest from May 10, 1994, to the date of the filing of the lawsuit and court costs. The defendant filed an appeal on December 19, 1997. A hearing on the appeal was held in October 1998 and a ruling is expected shortly. There can be no assurance that the Company will be able to collect any amount of this judgement.

    Lawsuits were filed on September 30, 1997 and March 6, 1998 by Capital Recycling of Connecticut ("Capital") in a Connecticut State Court against K-C International ("K-C"), certain officers of K-C and other parties. The suits allege fraud, tortuous interference with business expectancy and violations of the Connecticut Unfair Trade Practices Act. The actions are based on two contracts between Capital and K-C. The lawsuit was dismissed with prejudice as to the officers of K-C and all claims between the parties are to be resolved in the arbitration proceedings. The Company believes that it has meritorious defenses to the arbitration proceedings.

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

        Not applicable

ITEM 5. OTHER INFORMATION

        Not applicable

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            None

      (b)   Reports on Form 8-K

            Four reports on Form 8-K were filed in the third quarter of 1998. The following is a list of the Forms 8-K filed and the dates thereof.

            (i) A Form 8-K was filed on July 8, 1998 reporting that the Company completed the refinancing of the existing tax exempt bonds issued by the Town of Orrington, Maine to finance the construction of the facility owned by PERC.

            (ii) A Form 8-K was filed on July 15, 1998 announcing the signing of a $150 million revolving credit agreement with KeyBank.

            (iii) A Form 8-K was filed on August 5, 1998 announcing that the Company had executed definitive documentation in connection with the merger with FCR, Inc. on July 22, 1998, contingent upon compliance with the Hart Scott Rodino Antitrust Improvement Act.

            (iv) A Form 8-K was filed on August 13, 1998 announcing the purchase of substantially all of the assets of First State Recycling, Inc. for cash and stock in the amount of $1.85 million. The Company is purchasing First State Recycling subject to existing funded debt of $445.

            (v) A Form 8-K was filed on August 13, 1998 announcing the purchase of substantially all of the assets of Atlantic Coast Fibers, Inc., a New Jersey corporation for cash and KTI common stock in the amount of $9.16 million. In addition, the filing announced the acquisition of substantially all of the assets of Gaccione Bros. & Co. and PGC Corporation, both New Jersey corporations for $5.2 million in cash; a 7% $1.1 million promissory note due in February 2001; certain incidental payments totaling approximately $75; and certain incentive payments.

            (vi) A Form 8-K was filed on September 14, 1998 announcing that the Company completed the merger with FCR, Inc. on August 28, 1998. The securities of FCR held by the holders were converted into the right to receive $30.0 million in cash; 1,714,285 shares of KTI common stock; and an additional payment of up to $30.0 million based upon the earnings of FCR from July 1, 1998 through December 31, 1998.

            (vii) A Form 8-K/A was filed on October 7, 1998 which modified the Form 8-K filed on September 14, 1998.

            (viii) A Form 8-K was filed on November 4, 1998 announcing the acquisition of substantially all of the assets of the Russell Stull Companies.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  KTI, Inc.
                                  ---------------------------------------------
                                  (Registrant)




                                  By: /s/ Martin J. Sergi
                                     ------------------------------------------
                                     Name: Martin J. Sergi
                                     Title:   President



                                  By: /s/ Brian J. Noonan
                                     ------------------------------------------
                                     Name:  Brian J. Noonan
                                     Title: Chief Financial Officer
                                            (Principal Accounting Officer)




Date: November 16, 1998