Form 10-Q/A
period 1998-03-31
KTI INC
filed 1999-02-22
CIK 931581

             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10Q/A

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                             MARCH 31,             DECEMBER 31,
                                                                                1998                   1997
                                                                         -------------------   ---------------------
                                  ASSETS                                    (UNAUDITED)
Current Assets
     Cash and cash equivalents                                                     $ 11,412                $ 11,181
     Restricted funds                                                                14,567                  13,103
     Accounts receivable, net of allowances of
         $348 and $294                                                               24,885                  22,126
     Consumables and spare parts                                                      4,370                   4,041
     Inventory                                                                        1,966                   1,219
     Notes receivable - officers/shareholders and affiliates                             29                      29
     Other receivables                                                                  409                     461
     Deferred taxes                                                                   1,555                   2,751
     Other current assets                                                             1,508                     793
                                                                         -------------------   ---------------------
         Total current assets                                                        60,701                  55,704

Restricted funds                                                                      5,923                   6,527
Notes receivable - officers/shareholders and affiliates                                  50                      81
Other receivables                                                                       286                     271
Deferred costs, net of accumulated amortization
     of $ 848 and $676                                                                3,307                   2,911
Goodwill and other intangibles, net of accumulated amortization
     of $ 1,140 and $778                                                             20,235                  17,483
Other assets                                                                            522                   1,768
Deferred project development costs                                                      937                     937
Property, equipment and leasehold improvements, net of
     accumulated depreciation of $ 19,857 and $17,837                               158,515                 156,801
                                                                         -------------------   ---------------------

     Total assets                                                                $  250,476               $ 242,483
                                                                         ===================   =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                             $  11,236                 $ 8,779
     Accrued expenses                                                                 3,024                   3,825
     Debt, current portion                                                           14,637                  19,794
     Income taxes payable                                                               315                     165
     Other current liabilities                                                        1,187                   1,184
                                                                         -------------------   ---------------------
         Total current liabilities                                                   30,399                  33,747

Other liabilities                                                                     2,515                   1,918
Debt, less current portion                                                           83,308                  74,473
Minority interest                                                                    23,174                  22,105
Deferred revenue                                                                     35,924                  37,500

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized;
     Series A, par value $8 per share,
      447,500 shares authorized, issued and outstanding in 1997                           -                   3,732
     Series B, par value $25 per share, 8.75%, 880,000 shares
      authorized, 856,000 shares issued and outstanding in 1998 and 1997             21,400                  21,400
 Common stock, no par value (stated value $.01 per share);
     authorized 20,000,000 issued and outstanding;
     9,477,953 in 1998 8,912,630 in 1997                                                 94                      89
 Additional paid-in capital                                                          57,381                  52,762
 Accumulated deficit                                                                (3,719)                 (5,243)
                                                                         -------------------------------------------
Total stockholders' equity                                                           75,156                  72,740
                                                                         -------------------------------------------
     Total liabilities and stockholders' equity                                   $ 250,476               $ 242,483
                                                                         ===========================================

     See accompanying notes.

                                                  KTI, INC.
                                     CONSOLIDATED STATEMENT OF OPERATIONS
                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                                 (UNAUDITED)

                                                                             Three months ended March 31,
                                                                              1998                 1997
                                                                       -------------------  -------------------
Revenues:
   Waste to Energy:
    Electric power revenues                                                      $ 10,413              $ 9,507
    Waste processing revenues                                                       8,081                7,084
   Recycling                                                                       19,138                1,840
                                                                        ------------------  -------------------
                                                                                   37,632               18,431

Costs and expenses:
    Electric power and waste processing costs                                      10,754                9,900

Recycling                                                                           17,422               1,656
    Selling, general and administrative                                             1,082                1,045
    Depreciation and amortization                                                   2,457                2,213
    Interest - net                                                                  1,510                1,000
                                                                       -------------------  -------------------
                                                                                   33,225               15,814
                                                                       -------------------  -------------------

Income before minority interest and income
     tax provision                                                                  4,407                2,617
Minority interest                                                                   1,069                  355
Preacquisition earnings of PERC                                                        --                  903
                                                                       -------------------  -------------------

    Income before income tax provision                                              3,338                1,359
    Income tax provision                                                            1,346                   --
                                                                       -------------------  -------------------

    Net income                                                                      1,992                1,359
    Accretion and paid and accrued dividends on
      preferred stock                                                                 509                   --
                                                                       -------------------  -------------------
    Net income available to common shareholders                                   $ 1,483              $ 1,359
                                                                       ===================  ===================

Earnings per common share
    Basic                                                                          $  .16               $  .20
                                                                       ===================  ===================
Weighted average number of shares
    used in computation                                                         9,236,588            6,844,350
                                                                       ===================  ===================

    Diluted                                                                        $  .15               $  .19
                                                                       ===================  ===================
Weighted average number of shares
    used in computation                                                         9,618,564            7,796,000
                                                                       ===================  ===================

    See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           Three months ended March 31,
                                                                            1998                 1997
                                                                      -----------------    -----------------
OPERATING ACTIVITIES
Net income                                                                     $ 1,992             $  1,359
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                                                2,457                1,202
    Minority interest                                                            1,069                  355
    Deferred revenue                                                           (1,576)                (938)
    Deferred taxes                                                               1,196                    -
    Provision for losses on accounts receivable                                     54                    4
    Interest accrued and capitalized on debt                                       417                  429
    Non-cash contribution to 401K plan                                              41                    -
    Gain on sale of assets                                                        (20)                  (1)
    Changes in operating assets and liabilities:
      Accounts receivable                                                      (1,759)                (599)
      Management fees receivable                                                     -                 (94)
      Other receivables                                                            189                  299
      Consumables, spare parts and inventories                                 (1,000)                (710)
      Other assets                                                                 546                (813)
      Accounts payable                                                           1,624                  601
      Accrued expenses                                                           (901)                   31
      Income taxes                                                                 150                    -
      Other liabilities                                                            350                 (49)
                                                                      -----------------    -----------------
Net cash provided by operating activities                                        4,829                1,076

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements                    (3,592)              (1,049)
Proceeds from sale of assets                                                        18                    8
Net change in restricted funds                                                   (860)                (996)
Deferred project costs                                                               -                (129)
Purchase of business net of cash acquired                                      (3,475)                    -
Notes receivable--officers/shareholders and affiliates                              32                    7
                                                                      -----------------    -----------------
Net cash used in investing activities                                          (7,877)              (2,159)

FINANCING ACTIVITIES
Net borrowings on lines of credit                                                5,075                  424
Deferred financing costs                                                         (398)                    -
Proceeds from sale of common stock                                                 850                  246
Dividends paid                                                                   (468)                    -
Principal payments on debt                                                     (1,780)              (1,900)
                                                                      -----------------    -----------------
Net cash provided by (used in) financing activities                              3,279              (1,230)
                                                                      -----------------    -----------------
Increase (decrease) in cash and cash equivalents                                   231              (2,313)
Cash and cash equivalents at beginning of period                                11,181                5,227
                                                                      -----------------    -----------------
Cash and cash equivalents at end of period                                     $11,412              $ 2,914
                                                                      =================    =================

             -Continued-

                                    KTI, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                               $ 902             $ 318
                                                                      =================== =================

       NON CASH INVESTING AND FINANCING ACTIVITIES
         Issuance of stock for employee savings plan contribution                  $  41                 -
         Conversion of preferred stock                                             3,769                 -

       See accompanying notes.

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                   SERIES A          SERIES B
                                               PREFERRED STOCK    PREFERRED STOCK
                                                SHARES  AMOUNT  SHARES    AMOUNT
                                                ------  ------  ------    ------
Balance at January 1, 1997                            -   $   -       -       $   -
  Net income                                          -       -       -           -
  Issuance of Series A Preferred Stock
   and common stock purchase warrants           487,500   3,376       -           -
  Accretion of Series A Preferred Stock               -     700       -           -
  Issuance of Series B Preferred Stock
   and common stock purchase warrants                 -       - 856,000      21,400
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                              -       -       -           -
     Exercise of warrants                             -       -       -           -
     Conversion of debt                               -       -       -           -
     Conversion of preferred stock             (40,000)   (344)       -           -
     Employee savings plan contribution               -       -       -           -
     Business combinations                            -       -       -           -
  Dividends paid on Series B Preferred
   Stock                                              -       -       -           -
                                               -------------------------------------
Balance at December 31, 1997                    447,500   3,732 856,000      21,400
  Net income                                          -       -       -           -
  Accretion of Series A Preferred Stock               -      41       -           -
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                              -       -       -           -
     Exercise of warrants                             -       -       -           -
     Conversion of preferred stock             (447,500)(3,773)       -           -
     Employee savings plan contribution               -       -       -           -
  Dividends paid on Series B Preferred
    Stock                                             -       -       -           -
                                               -------------------------------------
Balance at March 31, 1998 (Unaudited)                 -   $   - 856,000    $ 21,400
                                               =====================================
                                                                              ADDITIONAL
                                                    COMMON STOCK                PAID-IN
                                               SHARES         AMOUNT            CAPITAL
                                               ------         ------            -------
Balance at January 1, 1997                      6,836,766          $   68           $  38,576
  Net income                                            -               -                   -
  Issuance of Series A Preferred Stock
   and common stock purchase warrants                   -               -                 422
  Accretion of Series A Preferred Stock                 -               -               (700)
  Issuance of Series B Preferred Stock
   and common stock purchase warrants                   -               -             (1,416)
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                           85,353               1                 502
     Exercise of warrants                         692,771               7               3,611
     Conversion of debt                           618,609               6               4,901
     Conversion of preferred stock                 40,000               -                 344
     Employee savings plan contribution             4,117               -                  35
     Business combinations                        635,014               7               6,487
  Dividends paid on Series B Preferred
   Stock                                                -               -                   -
                                               -----------------------------------------------
Balance at December 31, 1997                    8,912,630              89              52,762
  Net income                                            -               -                   -
  Accretion of Series A Preferred Stock                 -               -                (41)
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                              420               -                   3
     Exercise of warrants                         113,188               1                 846
     Conversion of preferred stock                447,500               4               3,769
     Employee savings plan contribution             4,215               -                  42
  Dividends paid on Series B Preferred
    Stock                                               -               -                   -
                                               -----------------------------------------------
Balance at March 31, 1998 (Unaudited)           9,477,953           $  94           $  57,381
                                               ===============================================

                                               ACCUMULATED
                                                DEFICIT           TOTAL
                                                -------           -----
Balance at January 1, 1997                      $  (12,940)       $  25,704
  Net income                                          8,092           8,092
  Issuance of Series A Preferred Stock
   and common stock purchase warrants                     -           3,798
  Accretion of Series A Preferred Stock                   -               -
  Issuance of Series B Preferred Stock
   and common stock purchase warrants                     -          19,984
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                                  -             503
     Exercise of warrants                                 -           3,618
     Conversion of debt                                   -           4,907
     Conversion of preferred stock                        -               -
     Employee savings plan contribution                   -              35
     Business combinations                                -           6,494
  Dividends paid on Series B Preferred
   Stock                                              (395)           (395)
                                               -------------------------------
Balance at December 31, 1997                        (5,243)          72,740
  Net income                                          1,992           1,992
  Accretion of Series A Preferred Stock                   -               -
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                                  -               3
     Exercise of warrants                                 -             847
     Conversion of preferred stock                        -               -
     Employee savings plan contribution                   -              42
  Dividends paid on Series B Preferred
    Stock                                             (468)           (468)
                                               -------------------------------
Balance at March 31, 1998 (Unaudited)            $  (3,719)        $ 75,156
                                               ===============================

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                 MARCH 31, 1998

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

2.  EARNINGS PER SHARE

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, the basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.

         The following table sets forth the computation of basic and diluted earnings per share:

                                                               1998               1997
                                                        --------------------------------------
Numerator:
   Net income                                                      $ 1,992            $ 1,359
   Preferred stock dividends                                         (468)                  -
   Accretion of preferred stock                                       (41)                  -
                                                        --------------------------------------
   Numerator for basic earnings per share-net income
     available to common stockholders                                1,483              1,359
   Effective of dilutive securities:
     Convertible subordinated notes payable                              -                100
                                                        --------------------------------------

   Numerator for diluted earnings per share-net income
    available to common stockholders
    after assumed conversions                                       $1,483            $ 1,459
                                                        ======================================

Denominator:
   Denominator for basic earnings per share-weighted
    average shares                                               9,236,588          6,844,350
   Effect of dilutive securities:
    Employee stock options                                          67,151             90,102
    Warrants                                                       314,825            243,883
    Convertible subordinated notes payable                               -            617,665
                                                        --------------------------------------
                                                                   381,976            951,650

                                                               1998               1997
                                                        --------------------------------------
   Dilutive potential common shares
    Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions             9,618,564          7,796,000
                                                        --------------------------------------

Income from continuing operations per share-Basic                     $.16               $.20
                                                        ======================================
Income from continuing operations per share-Diluted                   $.15               $.19
                                                        ======================================

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

         Revenues from waste processing increased $997 or 14.1% compared to the same period in 1997. PERC's and Maine Energy's waste processing revenues increased by $288 and $254; or 10.9% and 13.0%, respectively, principally from increases in tipping fees per ton. Revenues at AAR Tennessee, KTI Specialty Waste and SEMCO were $163 or 15.5% lower for the quarter ended March 31, 1998 than the same period in 1997, principally because of lower tonnage processed during the current quarter. These decreases were offset by increases in revenues at KTI Bio Fuels of $407 or 59.1%; which resulted from increase waste brokerage activity; from revenues at Total Waste Management of $529; and from revenues at Power Ship Transport of $184. Total Waste Management, whose principal business is processing and disposing of oily waste and contaminated water, was acquired January 27, 1998. Power Ship Transport is a trucking brokerage division started by KTI during the second quarter of 1997.

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

COSTS AND EXPENSES

         Electric power and waste handling operating costs increased by $854 for the quarter ended March 31, 1998 compared to the 1997 quarter. Operating costs of Total Waste Management and Power Ship were of $582 and $418, respectively. Maine Energy's operating expenses increased $268 or 8.5% while PERC's and Timber's operating expenses decreased $308 and $527 or 22.2% and 31.5%, respectively. Bio Fuel's operating expenses increased $292 or 48.5%. The increase in 1998 principally results from marginally higher operating costs at the power plants, and from the new entities of Total Waste Management and Power Ship Transport. Increases were offset by net reductions in operating costs of other divisions during the quarter.

         Selling, general and administrative expenses increased by $37 or 3.5% for the quarter ended March 31, 1998 compared to the 1997 quarter.

INTEREST

         Interest expense increased $510 or 51.0% for the quarter ended March 31, 1998 as compared to the same quarter in 1997. Interest expense at Timber Energy increased $134 or 133.4% due to the restructuring of the variable rate bonds to fixed coupon rates during the second quarter of 1997. The balance of the increase of $376 is attributable to increased borrowings on the Company's line of credit and term notes to fund a portion of the acquisitions of the Prins assets, Total Waste Management, Vel-A-Tran and Zaitlin.

INCOME TAX PROVISION

         The income tax provision was $1,346 in the quarter. The primary difference in the income tax provision at the federal statutory rate and the recorded amounts for the quarter is due to state income taxes and the impact of nondeductible goodwill from stock acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company and receives cash flow from its subsidiaries. Receipt of cash flow from its affiliate PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding balance of $14,105 of subordinated notes payable as of March 31, 1998 (approximately $2,426 of these notes are owned by the Company) before cash distributions to partners can begin. Timber Energy's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and Timber and liquidity and capital resources of each of Maine Energy, PERC and Timber independently.

  THE COMPANY

         The Company has financed its operations and capital expenditures primarily from cash flow from its subsidiaries which are not contractually restricted from making distributions, management fees from contractually restricted subsidiaries, collateralized equipment financing, and drawings under its lines of credit.

         On June 4, 1997, the Company consummated the private placement of 487,500 shares of its Series A Convertible Preferred Stock for gross proceeds of $3,900 and net proceeds of $3,798. The Series A Convertible Preferred Stock was convertible into shares of the Company's Common Stock, at a price of $8.00 per share, subject to adjustment. Purchasers of the shares of Series A Convertible Preferred Stock also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share. During 1997, 40,000 of the shares of Series A Convertible Preferred Stock were converted to 40,000 shares of Common Stock. The remaining shares of Series A Convertible Preferred Stock were converted into 447,500 shares of Common Stock in February 1998.

         The Company and its subsidiaries, other than Maine Energy, PERC and Timber Energy at March 31, 1998 had indebtedness maturing in the next year of $7,822. During the first quarter of 1998, the Company, other than Maine Energy, PERC and Timber Energy incurred additional debt of approximately $5,548, primarily as a result of drawings under its lines of credit; and retired approximately $703 of debt.

         As of March 31, 1998, the Company had cash on hand without regard to Maine Energy, PERC and Timber Energy of approximately $1,324 and $11,925 available in lines of credit from a bank. On March 23, 1998 the Company received a commitment from KeyBank to increase its credit line from $11,000 to $22,000. This line of credit can be utilized to fund acquisitions, capital expenditures and for working capital. There can be no assurance such acquisitions or capital expenditures will take place, or that working capital will be increased. Management of the Company believes that cash flow from its subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed, although no assurance can be given in this regard.

MAINE ENERGY

         Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was $1,526 and $466 for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures for property, plant, and equipment were $504 and $333 for the three months ended March 31, 1998 and 1997, respectively. As of March 31, 1998 Maine Energy had total indebtedness of $14,105.

         As of March 31, 1998, in addition to Maine Energy's operating cash of $2,066, Maine Energy, as required under the terms of the credit agreement with its letter of credit, has on account an additional $7,353 of reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

         Management of the Company believes Maine Energy has adequate cash resources available to fund its future operations and anticipated capital expenditures. Capital expenditures for Maine Energy for the year ending December 31, 1998 are expected to be approximately $3,043, of which $1,850 has been set aside in the above mentioned reserve accounts.

PERC

         PERC has financed its operations and capital expenditures primarily from cash flows from operations. Cash provided by operations was $2,003 and $2,297 for the three months ended March 31, 1998 and 1997, respectively. Capital expenditures for property, plant, and equipment were $109 and $45 for the three months ended March 31, 1998 and 1997, respectively.

         At March 31, 1998, PERC had outstanding tax-exempt, variable rate revenue bonds backed by bank letters of credit in the aggregate amounts of $46,350. The variable interest rate on the Orrington Bonds at March 31, 1998 was 3.37%. The bonds are payable pursuant to a schedule through May 2003. During the first quarter of 1998 PERC made principal payments to bondholders of $1,550.

         As of March 31, 1998, in addition to PERC's operating cash of $7,365, PERC, as required under the terms of the credit agreement with its letter of credit banks and the trust indenture governing the Orrington Bonds, had on account an additional $9,952 of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

         Company management believes PERC has adequate cash resources available to fund its current project operations and currently anticipated capital expenditures. PERC plans capital expenditures for the year ending December 31, 1998 of approximately $765. PERC intends to finance this amount through cash flow from operations.

Timber Energy

         Timber Energy has financed its operations and capital expenditures primarily from cash flow from operations. Cash provided by operations was $791 for the three months ended March 31, 1998. Capital expenditures for property, plant, and equipment were $67 for the three months ended March 31, 1998.

         As of March 31, 1998, Timber Energy had outstanding tax exempt bonds in the amount of $13,400. The bonds are payable pursuant to a mandatory redemption schedule through December 1, 2002.

         As of March 31, 1998, in addition to Timber Energy's operating cash of $657, Timber Energy, as required by the terms of the refinancing, had an additional $3,045 of cash reserves to be used for debt service, capital improvements, and working capital requirements.

         Company management believes Timber Energy has adequate cash resources available and expects additional cash from operations to fund its current operations and debt obligations. Timber Energy plans capital expenditures in 1998 of approximately $526, which will be funded from cash provided by operations.

SUBSEQUENT EVENTS

         On May 6, 1998, the Company announced that it had signed a letter of intent to acquire all of the outstanding stock of FCR, Inc, a Delaware corporation ("FCR"), having its headquarters in Charlotte, North Carolina. The purchase price consists of: (a) 1,714,285 shares of the Company's common stock;
(b) $30.0 million in cash; and (c) an earnout of up to $30.0 million to be paid in a combination of cash and stock.

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

     Lawsuits were filed on September 30, 1997 and March 6, 1998 by Capital Recycling of Connecticut ("Capital") in a Connecticut State Court against K-C International, Inc. ("K-C"), certain officers of K-C and other parties. The suits allege fraud, tortuous interference with business expectancy and violations of the Connecticut Unfair Trade Practices Act. The actions are based on two contracts between Capital and K-C. The contracts require all disputes to be resolved by arbitration in Portland, Oregon. Pursuant to this requirement, K-C has initiated the arbitration process in Portland, Oregon. Capital then filed a motion in the same Court to restrain the arbitration and added claims with respect to a company managed by the parent of an officer of K-C. This claim alleges that the officer aided and abetted the other company in defrauding the plaintiff. Company has retained counsel to defend the various legal actions and to participate in the arbitration proceedings. After several depositions, Capital and K-C agreed to dismiss the motion to restrain the arbitration and to transfer the arbitration proceedings to Hartford, Connecticut. The lawsuit was dismissed with prejudice as to the officers of K-C and all claims between the parties are to be resolved in the arbitration proceedings. The Company believes that it has meritorious defenses to the arbitration proceedings.

     Total Waste Management ("TWM") was a defendant in a lawsuit in the United State District Court for the District of New Hampshire filed by Kleen Laundry & Dry Cleaning Services. The plaintiff alleged that TWM caused an underground gasoline storage tank to leak during an attempted removal of the tank. The former shareholders of TWM have settled the claim with no cost to the Company, other than for legal fees.

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