Form 10-Q/A
period 1998-06-30
KTI INC
filed 1999-02-22
CIK 931581

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                              JUNE 30,             DECEMBER 31,
                                                                                1998                   1997
                                                                         -------------------   ---------------------
                                                                             (UNAUDITED)
                                  ASSETS
Current Assets
     Cash and cash equivalents                                                     $ 10,027                $ 11,181
     Restricted funds                                                                16,367                  13,103
     Accounts receivable, net of allowances of
         $670 and $294                                                               21,974                  22,126
     Consumables and spare parts                                                      4,156                   4,041
     Inventory                                                                        2,044                   1,219
     Notes receivable--officers/shareholders and affiliates                             516                      29
     Other receivables                                                                  795                     461
     Deferred taxes                                                                       -                   2,751
     Other current assets                                                             1,286                     793
                                                                         -------------------   ---------------------
         Total current assets                                                        57,165                  55,704

Restricted funds                                                                      4,851                   6,527
Notes receivable - officers/shareholders and affiliates                                  86                      81
Other receivables                                                                       204                     271
Deferred costs, net of accumulated amortization
     of $885 and $676                                                                 4,690                   2,916
Goodwill and other intangibles, net of accumulated amortization
     of $1,610 and $778                                                              23,319                  17,483
Other assets                                                                          9,192                   1,768
Deferred project development costs                                                      932                     932
Property, equipment and leasehold improvements, net of
     accumulated depreciation of $21,693 and $17,837                                168,590                 156,801
                                                                         -------------------   ---------------------

     Total assets                                                                 $ 269,029               $ 242,483
                                                                         ===================   =====================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                               $ 7,842                 $ 8,779
     Accrued expenses                                                                 2,272                   3,825
     Debt, current portion                                                            6,524                  19,794
     Income taxes payable                                                               797                     165
     Other current liabilities                                                        2,019                   1,184
                                                                         -------------------   ---------------------
         Total current liabilities                                                   19,454                  33,747

Other liabilities                                                                     5,434                   1,918
Debt, less current portion                                                          103,667                  74,473

Minority interest                                                                    24,176                  22,105
Deferred revenue                                                                     34,474                  37,500
Deferred taxes                                                                          899                       -

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized;
     Series A, par value $8 per share, 447,500 shares authorized, issued and
      outstanding in 1997                                                                --                   3,732
     Series B, par value $25 per share, 8.75%, 880,000 shares authorized,
      856,000 shares issued and outstanding in 1998 and 1997                         21,400                  21,400
Common stock, no par value (stated value $.01 per share); authorized 40,000,000 and 20,000,000 in 1998 and 1997, respectively;
     issued and outstanding:  9,683,158 in 1998, 8,912,630 in 1997                       96                      89
Additional paid-in capital                                                           58,889                  52,762
Retained earnings (deficit)                                                             540                 (5,243)
                                                                         -------------------------------------------
Total stockholders' equity                                                           80,925                  72,740
                                                                         -------------------------------------------
     Total liabilities and stockholders' equity                                   $ 269,029               $ 242,483
                                                                         ===========================================

     See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
                                                         1998             1997             1998                1997
                                                     --------------   -------------    --------------    ------------------
Revenues:
    Waste-to-energy:
       Electric power and steam                            $23,699         $10,704           $34,112               $20,212
       Waste processing                                      8,951           7,906            17,032                15,723
    Recycling                                               16,808           1,871            35,946                 3,144
                                                     ------------------------------    ------------------------------------
                Total revenues                              49,458          20,481            87,090                39,079

Costs and expenses:
    Electric power, steam and waste processing              15,891          11,256            26,645                 21,751
    Recycling                                               16,300           1,730            33,722                  2,951
    General and administrative                               2,031           1,118             3,113                  2,163
    Depreciation and amortization                            2,608           2,254             5,065                  4,474
    Interest, net                                            1,550           1,325             3,060                  2,325
                                                     --------------   -------------    --------------    -------------------
               Total costs and expenses                     38,380          17,683            71,605                 33,664

Income before minority interest, income
    tax provision and extraordinary item                    11,078           2,798            15,485                  5,415
    Minority interest                                        2,509              26             3,578                    381
    Pre-acquisition earnings of PERC                             -           1,996                 -                  2,899
                                                     -----------------------------------------------------------------------
Income before income tax provision and
   extraordinary item                                        8,569             776            11,907                  2,135
    Income tax provision                                     3,347               -             4,693                      -
                                                     --------------   -------------    --------------    -------------------
Income before extraordinary item                             5,222             776             7,214                  2,135
    Extraordinary item- Loss on early
    extinguishment of debt, net of minority
    interest and income taxes                                  495               -               495                      -
                                                     --------------   -------------    --------------    -------------------
Net income                                                   4,727             776             6,719                  2,135
    Accretion and accrued and paid dividends
    on preferred stock                                         469             499               978                    499
                                                     --------------   -------------    --------------    -------------------
Net income available to common shareholders                 $4,258            $277            $5,741                 $1,636
                                                     ==============   =============    ==============    ===================

Earnings per common share:

Basic:
    Income before extraordinary item                         $0.49           $0.04             $0.66                  $0.24
       Extraordinary item                                    $0.05              --             $0.05                     --
                                                     -------------    -------------    --------------    -------------------
    Net income                                              $0.44            $0.04             $0.61                  $0.24

    Weighted average number of shares used in
    calculation                                          9,614,163       6,984,926         9,424,451              6,868,993

Diluted:
    Income before extraordinary item                         $0.42           $0.04             $0.59                  $0.23
       Extraordinary item                                    $0.04              --             $0.04                     --
                                                     --------------   -------------    --------------    -------------------
    Net income                                               $0.38           $0.04             $0.55                  $0.23

    Weighted average number of shares used
    in calculation                                      12,344,172       7,260,467        12,275,785              7,219,758

    See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Six months ended June 30,
                                                                            1998                 1997
                                                                       ----------------    -----------------
OPERATING ACTIVITIES
Net income                                                                     $ 6,719              $ 2,135
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                5,065                2,052
    Minority interest, net of distributions                                      2,071                  381
    Deferred revenue                                                            (3,026)              (3,102)
    Deferred taxes                                                               3,650                    -
    Provision for losses on accounts receivable                                    570                   47
    Interest accrued and capitalized on debt                                       701                  833
    Gain on sale of assets                                                        (30)                  (1)
    Loss on early extinguishment of debt                                           495                    -
    Securitiy received for sale of power                                        (3,814)                   -
    Changes in operating assets and liabilities:
      Accounts receivable                                                        1,095              (1,743)
      Management fees receivable                                                     -                  370
      Consumables, spare parts and inventories                                   (712)                (633)
      Other assets                                                             (4,032)                (227)
      Notes and other receivables                                                (263)                  440
      Accounts payable and accrued expenses                                    (3,620)                (297)
      Income taxes payable                                                         382                    -
      Other liabilities                                                          3,075                (652)
                                                                       ----------------    -----------------
Net cash provided by (used in) operating activities                              8,326                (397)

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements                    (4,443)                (729)
Proceeds from sale of assets                                                        33                    2
Net changes in restricted funds                                                (1,483)                (995)
Purchase of businesses, net of cash acquired                                  (16,468)                    -
Notes receivable--affiliates                                                     (492)                (421)
                                                                       ----------------    -----------------
Net cash used in investing activities                                         (22,853)              (2,143)

FINANCING ACTIVITIES
Deferred financing costs                                                       (2,995)                (998)
Proceeds from issuance of debt                                                  46,995                9,133
Net borrowings on lines of credit                                               19,267                5,000
Proceeds from exercise of warrants                                                 995                    -
Proceeds from exercise of stock options                                          1,365                    -
Proceeds from sale of common stock                                                   -                  370
Proceeds from sale of preferred stock                                                -                3,855
Dividends paid on preferred stock                                                (936)                    -
Principal payments on debt                                                    (51,318)             (16,868)
                                                                       ----------------    -----------------
Net cash provided by financing activities                                       13,373                  492

Decrease in cash and cash equivalents                                          (1,154)              (2,048)
Cash and cash equivalents at beginning of period                                11,181                5,227
                                                                       ----------------    -----------------
Cash and cash equivalents at end of period                                    $ 10,027              $ 3,179
                                                                       ================    =================

            -Continued-

                                    KTI, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)



       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest paid                                                             $ 2,563             $   -
                                                                      =================== =================

       NON CASH INVESTING AND FINANCE ACTIVITIES
       Accretion on Class A Preferred Stock                                      $    42             $ 499
                                                                      =================== =================

       See accompanying notes.

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                               SERIES A             SERIES B
                                           PREFERRED STOCK      PREFERRED STOCK
                                            SHARES   AMOUNT    SHARES     AMOUNT
                                            ------   ------    ------     ------
Balance at December 31, 1996                       -   $   -          -       $   -
  Net income                                       -       -          -           -
  Issuance of Series A Preferred Stock
   and common stock purchase warrants        487,500   3,376          -           -
  Accretion of Series A Preferred Stock            -     700          -           -
  Issuance of Series B Preferred Stock
   and common stock purchase warrants              -       -    856,000      21,400
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                           -       -          -           -
     Exercise of warrants                          -       -          -           -
     Conversion of debt                            -       -          -           -
     Conversion of preferred stock          (40,000)   (344)          -           -
     Employee savings plan contribution            -       -          -           -
     Business combinations                         -       -          -           -
  Dividends paid on Series B Preferred
   Stock                                           -       -          -           -
                                          -----------------------------------------
Balance at December 31, 1997                 447,500   3,732    856,000      21,400
  Net income                                       -       -          -           -
  Accretion of Series A Preferred Stock            -      42          -           -
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                           -       -          -           -
     Exercise of warrants                          -       -          -           -
     Conversion of debt                            -       -          -           -
     Conversion of preferred stock         (447,500) (3,774)          -           -
     Employee savings plan contribution            -       -          -           -
  Dividends paid on Series B Preferred
   Stock                                           -       -          -           -
                                          -----------------------------------------

Balance at June 30, 1998                           -  $    -    856,000   $  21,400
                                          =========================================
                                                                         ADDITIONAL
                                               COMMON STOCK                PAID IN
                                          SHARES         AMOUNT            CAPITAL
                                          ------         ------            -------
Balance at December 31, 1996               6,836,766          $   68            $ 38,576
  Net income                                       -               -                   -
  Issuance of Series A Preferred Stock
   and common stock purchase warrants              -               -                 422
  Accretion of Series A Preferred Stock            -               -               (700)
  Issuance of Series B Preferred Stock
   and common stock purchase warrants              -               -             (1,416)
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                      85,353               1                 502
     Exercise of warrants                    692,771               7               3,611
     Conversion of debt                      618,609               6               4,901
     Conversion of preferred stock            40,000               1                 343
     Employee savings plan contribution        4,117               -                  35
     Business combinations                   635,014               6               6,488
  Dividends paid on Series B Preferred
   Stock                                           -               -                   -
                                          ----------------------------------------------
Balance at December 31, 1997               8,912,630              89              52,762
  Net income                                       -               -                   -
  Accretion of Series A Preferred Stock            -               -                (42)
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                     180,688               2               1,362
     Exercise of warrants                    138,125               1                 994
     Conversion of debt                            -               -                   -
     Conversion of preferred stock           447,500               4               3,772
     Employee savings plan contribution        4,215               -                  41
  Dividends paid on Series B Preferred
   Stock                                           -               -                   -
                                          ----------------------------------------------

Balance at June 30, 1998                   9,683,158         $    96          $   58,889
                                          ==============================================
                                           RETAINED
                                           EARNINGS
                                           (DEFICIT)          TOTAL
                                           ---------          -----
Balance at December 31, 1996                 $ (12,940)       $  25,704
  Net income                                      8,092           8,092
  Issuance of Series A Preferred Stock
   and common stock purchase warrants                 -           3,798
  Accretion of Series A Preferred Stock               -               -
  Issuance of Series B Preferred Stock
   and common stock purchase warrants                 -          19,984
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                              -             503
     Exercise of warrants                             -           3,618
     Conversion of debt                               -           4,907
     Conversion of preferred stock                    -               -
     Employee savings plan contribution               -              35
     Business combinations                            -           6,494
  Dividends paid on Series B Preferred
   Stock                                          (395)           (395)
                                          -------------------------------
Balance at December 31, 1997                    (5,243)          72,740
  Net income                                      6,719           6,719
  Accretion of Series A Preferred Stock               -               -
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                              -           1,364
     Exercise of warrants                             -             995
     Conversion of debt                               -               -
     Conversion of preferred stock                    -               2
     Employee savings plan contribution               -              41
  Dividends paid on Series B Preferred
   Stock                                          (936)           (936)
                                          -------------------------------

Balance at June 30, 1998                         $  540       $  80,925
                                          ===============================

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                         THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                             1998           1997            1998            1997
                                                        ---------------------------------------------------------------
Numerator:
   Net income                                                  $ 4,727           $ 776         $ 6,719         $ 2,135
   Preferred stock dividends                                       469               -             936               -
   Accretion of preferred stock                                      -             499              42             499
                                                        ---------------------------------------------------------------
   Numerator for basic earnings per share-net income
     available to common stockholders                            4,258             277           5,741           1,636
   Effective of dilutive securities                                469               -             936               -
     Accretion of Preferred Stock                                    -               -              42               -
                                                        ---------------------------------------------------------------

   Numerator for diluted earnings per share-net income
    available to common stockholders
    after assumed conversions                                  $ 4,727           $ 277         $ 6,719         $ 1,636
                                                        ===============================================================

Denominator:
   Denominator for basic earnings per share-weighted
    average shares                                           9,614,163       6,894,926       9,424,451       6,868,993
   Effect of dilutive securities:
    Employee stock options                                     559,010         103,432         498,330          97,147
    Warrants                                                   349,722         262,109         432,574         253,618
    Convertible preferred stock                              1,821,277               -       1,920,430               -
                                                        ---------------------------------------------------------------
   Dilutive potential common shares
    Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions        12,344,172       7,260,467      12,275,785       7,219,758
                                                        ===============================================================
Net income per share-Basic                                       $0.44           $0.04           $0.61           $0.24
                                                        ===============================================================
Net income per share-Diluted                                     $0.38           $0.04           $0.55           $0.23
                                                        ===============================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


RESULTS OF OPERATIONS

REVENUES

         Consolidated revenue for the three months and six months ended June 30, 1998, compared with the same periods in 1997, increased $28,977 or 141.5% and $48,011 or 122.9%, respectively. Of these increases approximately $14,937 for the three months and $32,802 for the six months is attributable to the recycling division and $14,040 for the three months and $15,209 for the six months is attributable to the waste to energy division.

         KTI's waste to energy division showed increases in electric power and steam revenues of $12,995 and $13,900 or 121.4% and 68.8% for the quarter and six months ended June 30, 1998 as compared to the same periods in 1997. The increase in revenue is due primarily to the restructuring of the Power Purchase Agreement ("PPA") with Bangor Hydro-Electric. In connection with this restructuring, the Company received $6,000 in cash and an agreement from Bangor Hydro-Electric to pay $250 per quarter over the next four years (total of $4,000). PERC recorded the present value of these payments of approximately $3,600, plus the $6,000, as revenue in the quarter. In addition, Bangor Hydro-Electric issued warrants to purchase one million shares of Bangor Hydro-Electric Common Stock. The Company's share, based upon its ownership percentage at PERC, was approximately 713 thousand warrants. The estimated fair market value of these warrants as of the date of issuance was $5.35 per warrant and the Company recorded revenue of $3,814 in the quarter. Exclusive of this restructuring, PERC posted a decrease in revenues of $161 or 3.3% for the quarter because it also experienced operational problems from the heavy rains in the area.

         Maine Energy posted an overall decrease in revenue for the quarter ended June 30, 1998 as compared to the same period in 1997 of $622 or 13.4%; principally from a decrease of $912 in the amortization of deferred revenue. This was offset by both a 2.0% increase in the contract rate for power at the facility and an increase resulting from the scheduled plant outage in April being less extensive than the prior year, net of the reduced output due to flooding caused by heavy rains. The rains also caused wet fuel issues.

         Timber Energy posted an increase in electric power revenue over 1997 of $192 or 16.3% because of an increase in the capacity payment from Florida Power and from a 66.0% increase in electrical generation. Timber Energy had its first major overhaul in the second quarter of 1997 and its electrical generator was off-line for 6 weeks during that quarter. This increase was offset by a $.004 per kilowatt hour reduction in the energy rate paid by Florida Power. On June 16, 1998 KTI acquired Multitrade Group, Inc., a Virginia corporation which currently owns and operates two facilities which incinerate biomass waste and coal to produce steam for sale to major users under long-term contracts. Revenue from Multitrade for the period was $217.

         Maine Energy has generated 2.5% fewer kilowatt hours for the six month period than the prior year while receiving 2.3% higher revenues per kilowatt hour; resulting in $11 or 0.7% higher revenues. PERC has generated 1.3% higher kilowatt hours, but has received 0.4% less revenue per kilowatt hour for the same period; resulting in $78 or 0.9% higher revenues. Timber Energy has generated 20.4% higher kilowatt hours for the period but has received 10.4% less per kilowatt hour; resulting in a $154 increase for the six months or 6.1%. Each of the facilities have experienced operational problems because of abnormal weather throughout the six months. Timber also experienced lower generation because of reduced steam flow to the turbine during the first quarter of 1998, which was attributable to superheater failures in the boiler. This problem was repaired during the facility's scheduled outage in April, 1998.

         Revenues from waste processing increased $1,045 or 13.2% for the quarter ended June 30, 1998 and $1,309 or 8.3% for the six months ended June 30, 1998 as compared to the same periods in 1997.

         Maine Energy received approximately 7.9% more tons of MSW in this quarter than the same period in 1997, and tipping fees averaged approximately $8.74 or 29.1% per ton more than 1997. PERC received nearly the same tonnage in the quarter as in 1997, but tipping fees averaged $2.15 or 4.7% higher than 1997. Timber Energy's wood chip processing revenues decreased by $22 or 6.7% principally because pulp mill customers required less tonnage during the quarter. Timber's plastics division was sold on July 1, 1997; resulting in a reduction of $525 in revenue for the quarter. Revenues at AAR Tennessee decreased $124 or 26.6% because less tonnage was processed. Effective June 1, 1998 all KTI Specialty Waste tonnage was transferred to Total Waste Management, which was acquired January 27, 1998. This transfer was part of KTI's long range plan to integrate the two waste streams into a company that can provide more complete disposal services over a wider array of waste streams which would command higher tipping fees. Total Waste Management posted increased revenues of $860 for the quarter over KTI Specialty Waste and SEMCO for the same period last year.

         Through June 30, 1998, the combined waste processing revenue at Maine Energy and PERC was $9,887 or 10.0% higher than the same period in 1997 because tonnage received was 5.1% higher and average tipping fees were higher. The success in moving tipping fees higher during the second quarter has resulted in tipping fees for the six months ending June 30, 1998 being 4.8% higher than the same period in 1997.

         Recycling revenue increased $14,937 in the second quarter and $32,802 for six months of 1998, as compared to the same periods in 1997. This increase is principally a result of the acquisitions of Zaitlin, K-C International and the assets of the Prins facilities during the third and fourth quarter of 1997. Recycling revenues are generated from the sales of waste paper, ferrous and non-ferrous materials, and plastic materials.

COSTS AND EXPENSES

         Electric power and waste handling operating costs increased by $4,635 or 41.2% for the quarter ended June 30, 1998 and $4,894 or 22.5% for the six months ended June 30, 1998 as compared to the same periods in 1997. PERC's operating costs were $3,907 higher as a result of additional contractual payments to municipalities and its electric power customer generated by the income from the restructuring of the PPA. Exclusive of this item, the costs of operating PERC were higher by $306 or 8.0% for the quarter because of scheduled maintenance costs.

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

         General and administrative expenses increased by $913 or 81.7% for the three months and $950 or 43.9% for the six months ended June 30, 1998 as compared to 1997. During the second quarter of 1998 the Company added administrative staff to develop and install Company wide computer networks; to support Company wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal analytical systems to identify revenue enhancement and cost savings programs in newly acquired entities.

INTEREST

         Interest expense increased $225 or 17.0% for the three months and $735 or 31.6% for the six months ended June 30, 1998 as compared to the same periods in 1997. Interest expense at Timber Energy increased $128 or 53.9% due to the restructuring of the variable rate bonds to fixed coupon rates during the second quarter of 1997. Reductions in interest expense of $335 were realized through debt reductions at most of KTI's operating facilities, which were offset by increases related to increased borrowings on the Company's line of credit to fund acquisitions beginning in the third quarter of 1997.

INCOME TAX PROVISION

         The income tax provision was $3,347 in the quarter and $4,693 for the six months. The primary difference in the income tax provision at the federal statutory rate and the recorded amounts for the periods indicated is due to state income tax provision and the impact of nondeductible goodwill from stock acquisitions.

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

         The Company recorded an extraordinary loss on early retirement of the PERC bonds for the quarter and six months of $495. This amount is net of minority interest and income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company and receives cash flow from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding balance of $14,105 of subordinated notes payable as of June 30, 1998 (approximately $2,495 of which notes are owned by the Company) before cash distributions to partners can begin. Timber Energy's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and Timber and liquidity and capital resources of each of Maine Energy, PERC and Timber independently.

  THE COMPANY

         The Company has financed its operations and capital expenditures primarily from cash flow from its subsidiaries which are not contractually restricted from making distributions, management fees and allowed distributions from contractually restricted subsidiaries, collateralized equipment financing, proceeds from the sale of the Company's common and preferred stock and drawings under its lines of credit.

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

         On June 5, 1998 the Company exercised its option to exchange all of the outstanding shares of the Series B Preferred Stock for KTI's 8.75% Convertible Subordinated Notes. The exchange will be effective August 3, 1998. The holders of outstanding shares of Series B Preferred are entitled to receive a $1 principal amount exchange note for each 40 shares of Series B Preferred held. KTI will pay $25.00 per share for the portion of any holder's position that is less than 40 shares. Dividends on Series B Preferred will cease August 3, 1998 whether or not the certificates for shares have been surrendered.

         The Company and its subsidiaries, other than Maine Energy, PERC and Timber Energy at June 30, 1998 had indebtedness maturing in the next year of $4,759. During the first six months of 1998, the Company, other than Maine Energy, PERC and Timber Energy incurred additional debt (including net borrowings on lines of credit) of approximately $20,599, primarily as a result of drawings under its lines of credit for acquisitions; and retired approximately $2,558 of debt.

         As of June 30, 1998, the Company had cash on hand without regard to Maine Energy, PERC and Timber Energy of approximately $897, plus $5,878 available in lines of credit from a bank. On May 28,

1998, KeyBank increased its credit line from $22 million to $30 million as part of its commitment to provide KTI with an increase in the overall acquisition credit line to $150 million. On July 13, 1998 KeyBank and KTI closed on the $150 million acquisition credit line. This line of credit can be utilized to fund acquisitions, capital expenditures and for working capital. There can be no assurance such acquisitions or capital expenditures will take place, or that working capital will be increased. Management of the Company believes that cash flow from its subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity. Moreover, management believes that the Company has the ability to access additional borrowing facilities if needed, although no assurance can be given in this regard.


  MAINE ENERGY

         Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by (used in) operations was $1,170 and ($544) for the six months ended June 30, 1998 and 1997, respectively. As of June 30, 1998, Maine Energy had total indebtedness of $14,105. Maine Energy's capital expenditures for property, plant, and equipment were $1,678 and $522 for the six months ended June 30, 1998 and 1997, respectively.

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

  PERC

         PERC has financed its operations and capital expenditures primarily from cash flows from operations. Cash provided by operations was $9,882 and $5,515 for the six months ended June 30, 1998 and 1997, respectively. PERC's capital expenditures were $164 and $93 for additions to property, plant and equipment during the six months ended June 30, 1998 and 1997, respectively.

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

  TIMBER ENERGY

         As of June 30, 1998, Timber Energy had outstanding tax exempt bonds, together with accrued interest, in the aggregate amount of $13,400. The bonds are payable pursuant to a mandatory redemption schedule through December 1, 2002.

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

SUBSEQUENT EVENTS

         On June 29, 1998, the Company announced that it signed letters of intent to acquire Gaccione Bros. of Clifton, New Jersey and Atlantic Coast Fibers of Passaic, New Jersey. The two companies will be brought together to create one of the largest high-grade paper processing facilities in the country. The annual combined revenue of the two companies is approximately $20 million.

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

         In August 1998, substantially all of the warrants issued in conjunction with Series A Convertible Preferred Stock were exercised in exchange for 160,677 shares of the Company's common stock.

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