Form 10-Q/A
period 1998-09-30
KTI INC
filed 1999-02-22
CIK 931581

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEET
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,   DECEMBER 31,
                                                                                         1998            1997
                                                                                       ---------       ---------
                                  ASSETS                                               (UNAUDITED)
Current Assets
     Cash and cash equivalents                                                         $   8,178       $  11,181
     Restricted funds                                                                     20,476          13,103
     Accounts receivable, net of allowances of
         $873 and $294                                                                    32,033          22,126
     Consumables and spare parts                                                           4,627           4,041
     Inventory                                                                             4,308           1,219
     Notes receivable--officers/shareholders and affiliates                                1,709             110
     Other receivables                                                                     3,593             461
     Deferred taxes                                                                         --             2,751
     Other current assets                                                                  2,903             793
                                                                                       ---------       ---------
         Total current assets                                                             77,827          55,785

Restricted funds                                                                           4,736           6,527
Other receivables                                                                          3,221             271
Deferred taxes                                                                             3,369
Deferred costs, net of accumulated amortization
     of $2,778 and $676                                                                    5,871           2,916
Goodwill and other intangibles, net of accumulated amortization
     of $2,141 and $778                                                                  107,154          17,483
Other assets                                                                               8,598           1,768
Deferred project development costs                                                           933             932
Property, equipment and leasehold improvements, net of
     accumulated depreciation of $24,285 and $17,837                                     207,568         156,801
                                                                                       ---------       ---------

     Total assets                                                                      $ 419,277       $ 242,483
                                                                                       =========       =========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                  $  15,592       $   8,779
     Accrued expenses                                                                      6,361           3,825
     Debt, current portion                                                                 7,203          19,794
     Income taxes payable                                                                  2,701             165
     Other current liabilities                                                             3,466           1,184
                                                                                       ---------       ---------
         Total current liabilities                                                        35,323          33,747

Other liabilities                                                                         10,608           1,918
Debt, less current portion                                                               194,252          74,473
Minority interest                                                                         24,123          22,105
Convertible subordinated notes                                                            21,099            --
Deferred revenue                                                                          33,750          37,500

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized;
  Series A, par value $8 per share,
   447,500 shares authorized, issued and outstanding in 1997                                --             3,732
  Series B, par value $25 per share, 8.75%, 880,000 shares
   authorized, 856,000 shares issued and outstanding in 1997                                --            21,400
 Common stock, no par value (stated value $.01 per share); authorized 40,000,000 in 1998 and 20,000,000 in 1997 issued and outstanding; 11,880,509 in 1998
     and 8,912,630 in 1997                                                                   118              89
 Additional paid-in capital                                                               95,679          52,762
 Retained earnings (deficit)                                                               4,325          (5,243)
                                                                                       ---------       ---------
Total stockholders' equity                                                               100,122          72,740
                                                                                       ---------       ---------
     Total liabilities and stockholders' equity                                        $ 419,277       $ 242,483
                                                                                       =========       =========


     See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                              SEPTEMBER 30,                           SEPTEMBER 30,
                                                         1998                1997               1998                1997
                                                     ------------        ------------       ------------        ------------
Revenues                                             $     46,195        $     26,848       $    133,285        $     66,000

Cost of operations                                         38,330              20,529            103,761              50,180
                                                     ------------        ------------       ------------        ------------
   Gross Profit                                             7,865               6,319             29,524              15,820

Selling, general and administrative                         2,469                 520              5,582               2,376
                                                     ------------        ------------       ------------        ------------
Income from operations                                      5,396               5,799             23,942              13,444
Interest expense, net                                       2,730                 977              5,790               3,700
                                                     ------------        ------------       ------------        ------------
   Income before minority interest,
   provision (benefit) for income taxes and
   extraordinary item                                       2,666               4,822             18,152               9,744

Minority interest                                           1,143                 883              4,721               1,229
Pre-acquisition earnings of PERC                             --                 1,543               --                 3,984
                                                     ------------        ------------       ------------        ------------
   Income before provision (benefit) for
   income taxes and extraordinary item                      1,523               2,396             13,431               4,531

Provision (benefit) for income taxes                       (2,417)               --                2,276                --
                                                     ------------        ------------       ------------        ------------
   Income before extraordinary item                         3,940               2,396             11,155               4,531
Extraordinary item - Loss on early
  extinguishment of debt, net of minority
  interest and taxes                                         --                  --                  495                --
                                                     ============        ============       ============        ============

   Net income                                               3,940               2,396             10,660               4,531

Accretion and accrued and paid dividends on
preferred stock                                               157                 325              1,134                 823
                                                     ------------        ------------       ------------        ------------

   Net income available to common shareholders
                                                     $      3,783        $      2,071       $      9,526        $      3,708
                                                     ============        ============       ============        ============

EARNINGS PER COMMON SHARE

BASIC
   Income before extraordinary item                  $       0.36        $       0.29       $       1.02        $       0.53

      Extraordinary item                             $       --                  --         $      (0.05)               --
                                                     ------------        ------------       ------------        ------------
   Net Income                                        $       0.36        $       0.29       $       0.97        $       0.53
                                                     ============        ============       ============        ============

   Weighted average number of shares used
   in computation                                      10,573,258           7,124,387          9,813,101           6,954,670

DILUTED
   Income before extraordinary item                  $       0.32        $       0.26       $       0.91        $       0.53

      Extraordinary item                                     --                  --         $      (0.04)               --
                                                     ------------        ------------       ------------        ------------
   Net Income                                        $       0.32        $       0.26       $       0.87        $       0.53
                                                     ============        ============       ============        ============

   Weighted average number of shares used in
   computation                                         13,162,254           8,846,952         12,553,434           8,004,833

    See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                    1998             1997
                                                                  ---------        ---------
OPERATING ACTIVITIES
Net income                                                        $  10,660        $   4,531
Adjustments to reconcile net income to net cash
      provided by  operating activities:
    Depreciation and amortization                                     8,534            3,246
    Minority interest, net of distributions                           2,018            1,229
    Deferred revenue                                                 (3,750)          (2,975)
    Deferred taxes                                                     (537)            --
    Provision for losses on accounts receivable                         579             --
    Interest accrued and capitalized on debt                            872            2,529
    Gain on sale of assets                                              (30)              (7)
    Loss on early extinguishment of debt, net                           495             --
    Security received for sale of power                              (3,814)            --
    Changes in operating assets and liabilities:
      Accounts receivable                                              (886)          (2,711)
      Consumables, spare parts and inventories                       (1,316)              65
      Other assets                                                      230              224
      Restricted funds                                                1,971             --
      Notes and other receivables                                    (4,220)             648
      Accounts payable and accrued expenses                          (2,230)          (1,961)
      Income taxes payable                                            2,369             --
      Other liabilities                                               2,814             (234)
                                                                  ---------        ---------
Net cash provided by operating activities                            13,759            4,584

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements          (4,825)          (2,336)
Proceeds from sale of assets                                          1,755                8
Net changes in restricted funds                                      (4,685)          (2,107)
Purchase of businesses, net of cash acquired                        (62,154)          (9,125)
Notes receivable--affiliates                                           (380)            (171)
                                                                  ---------        ---------
Net cash used in investing activities                               (70,289)         (13,731)

FINANCING ACTIVITIES
Deferred financing costs                                             (3,936)          (1,702)
Net borrowings on lines of credit                                   114,373            2,862
Proceeds from issuance of debt                                       44,995             --
Proceeds from exercise of warrants                                    1,600             --
Proceeds from exercise of stock options                               1,635             --
Proceeds from sale of common stock                                     --              1,177
Proceeds from sale of preferred stock                                  --             23,692
Dividends paid on preferred stock                                    (1,092)          (6,242)
Principal payments on debt                                         (104,048)            --
                                                                  ---------        ---------
Net cash provided by financing activities                            53,527           19,787

Increase (decrease) in cash and cash equivalents                     (3,003)          10,640
Cash and cash equivalents at beginning of period                     11,181            5,227
                                                                  ---------        ---------
Cash and cash equivalents at end of period                        $   8,178        $  15,867
                                                                  =========        =========


             -Continued-

                                    KTI, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS--(CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Interest paid                                                      $  4,802        $  1,082
                                                                    ========        ========

SUPPLEMENTAL NON CASH INVESTING AND FINANCE ACTIVITIES
Accretion and warrant valuation on Class A Preferred Stock          $     42        $    599
Conversion of convertible subordinated notes to equity,
    including accrued interest                                          --             5,008
Elimination of management fees receivable from affiliate upon
   purchase of additional interest                                      --             2,742
Purchase of business, net of cash acquired:
   Working capital, net of cash acquired                              (3,040)         (5,953)
    Property, plant and equipment                                    (51,950)        (63,650)
    Purchase price in excess of net assets acquired                  (91,034)         (7,525)
    Other assets                                                      (4,752)            747
    Non current liabilities                                           52,985          60,967
    Common stock issued                                               35,637           6,289


       See accompanying notes.

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                      SERIES A                         SERIES B
                                                   PREFERRED STOCK                  PREFERRED STOCK
                                                SHARES           AMOUNT          SHARES           AMOUNT
                                             ------------     ------------     ------------     ------------


Balance at December 31, 1996                         --       $       --               --       $       --
  Net income                                         --               --               --               --
  Issuance of Series A Preferred Stock
   and common stock purchase warrants             487,500            3,376             --               --
  Accretion of Series A Preferred Stock              --                700             --               --
  Issuance of Series B Preferred Stock
   and common stock purchase warrants                --               --            856,000           21,400
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                             --               --               --               --
     Exercise of warrants                            --               --               --               --
     Conversion of debt                              --               --               --               --
     Conversion of preferred stock                (40,000)            (344)            --               --
     Employee savings plan contribution              --               --               --               --
     Business combinations                           --               --               --               --
  Dividends paid on Series B Preferred
   Stock                                             --               --               --               --
                                             ------------     ------------     ------------     ------------
Balance at December 31, 1997                      447,500            3,732          856,000           21,400
  Net income                                         --               --               --               --
  Accretion of Series A Preferred Stock              --                 42             --               --
  Issuance of common stock and common
   stock purchase warrants for:
     Exercise of options                             --               --               --               --
     Exercise of warrants                            --               --               --               --
     Conversion of preferred stock to
        8.75% Convertible Debt                       --               --           (843,960)         (21,099)
     Conversion of preferred stock               (447,500)          (3,774)         (12,040)            (301)
     Employee savings plan contribution              --               --               --               --
     Business combinations                           --               --               --               --
  Dividends paid on Series B Preferred
     Stock                                           --               --               --               --
                                             ------------     ------------     ------------     ------------

Balance at September 30, 1998 (unaudited)            --       $       --               --       $       --
                                             ============     ============     ============     ============

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                                              ADDITIONAL        RETAINED
                                                    COMMON STOCK               PAID IN          EARNINGS
                                                SHARES          AMOUNT         CAPITAL         (DEFICIT)          TOTAL
                                             ------------    ------------    ------------     ------------     ------------


Balance at December 31, 1996                    6,836,766    $         68    $     38,576     $    (12,940)    $     25,704
  Net income                                         --              --              --              8,092            8,092
  Issuance of Series A Preferred Stock
   and common stock purchase warrants                --              --               422             --              3,798
  Accretion of Series A Preferred Stock              --              --              (700)            --               --
  Issuance of Series B Preferred Stock
   and common stock purchase warrants                --              --            (1,416)            --             19,984
  Issuance of common stock and
   common stock purchase warrants for:
     Exercise of options                           85,353               1             502             --                503
     Exercise of warrants                         692,771               7           3,611             --              3,618
     Conversion of debt                           618,609               6           4,901             --              4,907
     Conversion of preferred stock                 40,000            --               344             --               --
     Employee savings plan contribution             4,117            --                35             --                 35
     Business combinations                        635,014               7           6,487             --              6,494
  Dividends paid on Series B Preferred
   Stock                                             --              --              --               (395)            (395)
                                             ------------    ------------    ------------     ------------     ------------
Balance at December 31, 1997                    8,912,630              89          52,762           (5,243)          72,740
  Net income                                         --              --              --             10,660           10,660
  Accretion of Series A Preferred Stock              --              --               (42)            --               --
  Issuance of common stock and common
   stock purchase warrants for:
     Exercise of options                          217,742               2           1,633             --              1,635
     Exercise of warrants                         403,888               4           1,596             --              1,600
     Conversion of preferred stock to
        8.75% Convertible Debt                       --              --              --               --            (21,099)
     Conversion of preferred stock                473,031               5           4,070             --               --
     Employee savings plan contribution             4,215            --                41             --                 41
     Business combinations                      1,869,003              18          35,619             --             35,637
  Dividends paid on Series B Preferred
     Stock                                           --              --              --             (1,092)          (1,092)
                                             ------------    ------------    ------------     ------------     ------------

Balance at September 30, 1998 (unaudited)      11,880,509    $        118    $     95,679     $      4,325     $    100,122
                                             ============    ============    ============     ============     ============

                            See accompanying notes.

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 1998

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 and 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997. Certain 1997 financial information contained herein has been reclassified to conform with the 1998 presentation.

2.  ACQUISITIONS

         In August 1998, KTI, Inc. (the "Company") acquired FCR, Inc. ("FCR") a diversified recycling company that provides residential and commercial recycling, processing and marketing services and manufactures products, in particular, cellulose insulation, using recycled materials. FCR owns or operates eighteen material recovery facilities, six cellulose insulation manufacturing facilities and three plastic reprocessing facilities in twelve states. Payment of the aggregate purchase price of $63,432 consisted of (i) 1,714,285 shares of the Company's common stock valued at $18.96 per share (based on the closing price of the common stock on the date of announcement); (ii) $30,000 in cash and
(iii) incidental payments of approximately $925 in cash. An additional payment of up to $30,000 may be made for the acquisition of FCR based on the earnings of FCR for the period July 1, 1998 through December 31, 1998 (the "Earnout"). This payment will be payable in a combination of cash and the Company's common stock. The acquisition was recorded using the purchase method of accounting and the cost of the acquisition exceeded the fair value of the acquired net assets by approximately $69,156 which has been recorded as goodwill and is being amortized on a straight line basis over 30 years. Any additional payments for the Earnout will be recorded as goodwill.

         In August 1998, the Company acquired Atlantic Coast Fibers, Inc. ("Atlantic Coast") and Gaccione Bros. & Co., Inc. and PGC Corporation (collectively, "Gaccione"). Atlantic Coast operates a high-grade paper processing plant in Passaic, New Jersey. Payment of the aggregate purchase price for Atlantic Coast of $9,106 consisted of (i) 123,532 shares of the Company's common stock valued at $20.29 per share (based on the closing price of the common stock on the date of the announcement); (ii) $6,500 in cash and (iii) incidental payments of approximately $100 in cash. The acquisition was recorded using the purchase method of accounting and the cost of the acquisition exceeded the fair value of the acquired net assets by approximately $7,619 which has been recorded as goodwill and is being amortized on a straight line basis over 30 years.

         Gaccione operates a high-grade paper processing facility in Clifton, New Jersey. Payment of the aggregate purchase price of $6,361 consisted of (i) $5,200 in cash; (ii) a 7% interest bearing promissory note in the principal amount of $1,086 due in February 2001 and (iii) incidental payments totaling approximately $75 in cash. The acquisition was recorded using the purchase method of accounting and the cost of the acquisition exceeded the fair value of the acquired net assets by approximately $7,157 which has been recorded as goodwill and is being amortized on a straight line basis over 30 years.

         In September 1998, the Company agreed to a payment of an additional purchase price for Atlantic Coast and Gaccione of $3,000 consisting of 150,000 shares valued at $20.00 per share (based on the closing price of the common stock on the date of the agreement). The Company recorded this amount as a liability and an addition to goodwill. Upon the approval of the Board of Directors the common stock will be issued.

         In August 1998, the Company acquired First State Recycling, Inc. ("First State"). First State processes post industrial and other waste plastics. Payment of the aggregate purchase price of $1,743 consisted of (i) 31,186 shares of the Company's common stock valued at $19.99 per share (based on the closing price of the common stock on the date of announcement) and (ii) $1,120 in cash. The acquisition was recorded using the purchase method of accounting and the cost of the acquisition exceeded the fair value of the acquired net assets by approximately $1,182 which has been recorded as goodwill and is being amortized on a straight line basis over 30 years.

         The financial statements include the results of operations of these acquired companies since the date of acquisition.

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

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                   THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                      SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 1998              1997              1998              1997
                                                              -----------       -----------       -----------       -----------
Numerator:
   Net income                                                 $     3,940       $     2,396       $    10,660       $     4,531
   Preferred stock dividends                                          157               224             1,092               224
   Accretion of preferred stock                                      --                 101                42               599
                                                              -----------       -----------       -----------       -----------
   Numerator for basic earnings per share-net income
     available to common stockholders                               3,783             2,071             9,526             3,708
   Effect of dilutive securities:
     Accretion of Preferred Stock                                    --                 101                42              --
   Dividends on convertible preferred stock and
     interest on convertible subordinated notes                       467               100             1,396               523
                                                              -----------       -----------       -----------       -----------

   Numerator for diluted earnings per share-net income
    available to common stockholders
    after assumed conversions                                 $     4,250       $     2,272       $    10,964       $     4,231
                                                              ===========       ===========       ===========       ===========

Denominator:
   Denominator for basic earnings per share-weighted
    average shares                                             10,573,258         7,124,387         9,813,101         6,954,670
   Effect of dilutive securities:
    Employee stock options                                        511,350           199,771           500,100           128,878
    Warrants                                                      272,989           417,629           359,180           303,620
    Convertible preferred stock and convertible
      subordinated notes                                        1,804,657         1,105,165         1,881,053           617,665
                                                              -----------       -----------       -----------       -----------
   Dilutive potential common shares                             2,588,996         1,722,565         2,740,333         1,050,163
                                                              ===========       ===========       ===========       ===========
    Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions           13,162,254         8,846,952        12,553,434         8,004,833
                                                              ===========       ===========       ===========       ===========
Net income per share-Basic                                    $      0.36       $      0.29       $      0.97       $      0.53
                                                              ===========       ===========       ===========       ===========
Net income per share-Diluted                                  $      0.32       $      0.26       $      0.87       $      0.53
                                                              ===========       ===========       ===========       ===========

4.  CONTINGENCIES

         The Company is a defendant in certain law suits alleging various claims incurred in the ordinary course of business. Management of the Company does not believe that the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial condition, cash flows or results of operations.


5.  SEGMENT REPORTING

         For the three months ended September 30, 1998, the Company operated in the business units as indicated below.

                                            WASTE-TO-ENERGY        RESIDENTIAL            COMMERCIAL             FINISHED
                                                                    RECYCLING             RECYCLING              PRODUCTS
                                            ---------------       ---------------       ---------------       ---------------
Revenues
   Unaffiliated customers                   $        19,500       $         4,371       $        18,189       $         4,135
   Intersegment revenues                                705                    12                 4,512                   365
                                            ---------------       ---------------       ---------------       ---------------
   Total Revenues                           $        20,205       $         4,383       $        22,701       $         4,500
                                            ===============       ===============       ===============       ===============

Segment Profit                              $         4,381       $           455       $           272       $           288
                                            ===============       ===============       ===============       ===============
Depreciation and Amortization               $         2,281       $           427       $           501       $           261
                                            ===============       ===============       ===============       ===============



         For the three months ended September 30, 1997 the Company operated in the business units indicated below.

                                            WASTE-TO-ENERGY        RESIDENTIAL           COMMERCIAL             FINISHED
                                                                    RECYCLING            RECYCLING              PRODUCTS
                                            ---------------       ---------------      ---------------       ---------------
Revenues
   Unaffiliated customers                   $        19,927                  --        $         6,921                  --
   Intersegment revenues                                600                  --                   --                    --
                                            ---------------       ---------------      ---------------       ---------------
   Total Revenues                           $        20,527                  --        $         6,921                  --
                                            ===============       ===============      ===============       ===============

Segment Profit                              $         5,633                  --        $           166                  --
                                            ===============       ===============      ===============       ===============
Depreciation and Amortization               $         2,278                  --        $            96                  --
                                            ===============       ===============      ===============       ===============

         For the nine months ended September 30, 1998, the Company operated in the business units as indicated below.

                                            WASTE-TO-ENERGY         RESIDENTIAL              COMMERCIAL              FINISHED
                                                                     RECYCLING               RECYCLING               PRODUCTS
                                            ---------------        ---------------        ---------------         ---------------
Revenues
   Unaffiliated customers                   $        69,744        $         7,104        $        51,404         $         5,033
   Intersegment revenues                              2,244                     12                 13,685                     882
                                            ---------------        ---------------        ---------------         ---------------
   Total Revenues                           $        71,988        $         7,116        $        65,089         $         5,915
                                            ===============        ===============        ===============         ===============

Segment Profit                              $        22,790        $           932        $          (112)        $           332
                                            ===============        ===============        ===============         ===============
Depreciation and Amortization               $         6,343        $           710        $         1,225         $           256
                                            ===============        ===============        ===============         ===============

         For the nine months ended September 30, 1997, the Company operated in the business units indicated below.

                                            WASTE-TO-ENERGY        RESIDENTIAL          COMMERCIAL            FINISHED
                                                                    RECYCLING           RECYCLING             PRODUCTS
                                            ---------------       ---------------     ---------------       ---------------
Revenues
   Unaffiliated customers                   $        55,935                  --       $        10,065                  --
   Intersegment revenues                                894                  --                  --                    --
                                            ---------------       ---------------     ---------------       ---------------
   Total Revenues                           $        56,829                  --       $        10,065                  --
                                            ===============       ===============     ===============       ===============

Segment Profit                              $        13,142                  --       $           302                  --
                                            ===============       ===============     ===============       ===============
Depreciation and Amortization               $         6,756                  --       $           152                  --
                                            ===============       ===============     ===============       ===============


         The segment reporting detailed above reconciles to Consolidated Revenues and Income Before Taxes and Extraordinary Items on the accompanying unaudited consolidated statement of operations as follows:

                                                THREE MONTHS       THREE MONTHS    NINE MONTHS      NINE MONTHS
                                                    ENDED             ENDED          ENDED             ENDED
                                                 SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,    SEPTEMBER 30,
                                                     1998             1997            1998             1997
                                                 -------------    -------------    -------------    -------------

REVENUES
Total unaffiliated customers revenue for
   reportable segments                           $      46,195    $      26,848    $     133,285    $      66,000
Intersegment revenues for reportable                     5,594              600           16,823              894
segments
Elimination of intersegment revenues                    (5,594)            (600)         (16,823)            (894)
                                                 -------------    -------------    -------------    -------------
Total consolidated revenues                      $      46,195    $      26,848    $     133,285    $      66,000
                                                 =============    =============    =============    =============

PROFIT AND LOSS
Total segment profit                             $       5,396    $       5,799    $      23,942    $      13,444
Unallocated amounts:
  Interest expense, net                                 (2,730)            (977)          (5,790)          (3,700)
  Minority interest                                     (1,143)            (883)          (4,721)          (1,229)
  Pre-acquisition earnings of PERC                        --             (1,543)            --             (3,984)
                                                 -------------    -------------    -------------    -------------
Income before taxes and extraordinary item       $       1,523    $       2,396    $      13,431    $       4,531
                                                 =============    =============    =============    =============

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

         Consolidated revenue for the three months and nine months ended September 30, 1998, compared with the same periods in 1997, increased $19,347 or 72.1% and $67,285 or 101.9%, respectively.

WASTE-TO-ENERGY

         The waste-to-energy business unit consists of the operations of Maine Energy, PERC, Timber Energy, KTI Specialty Waste, SEMCO, AAR Tennessee, KTI Biofuels, Total Waste Management (acquired January 1998) and Multitrade (acquired June 1998). Total revenues for this business unit were $20,205 for the three months and $71,988 for the nine months ended September 30, 1998, compared to $20,527 and $56,829, respectively, for the same periods in 1997. This represents a decrease in sales of $322 or 1.6% for the three months and an increase of $15,159 or 26.7% for the nine months ended September 30, 1998 as compared to the same period in 1997.

         Waste processing revenues at Maine Energy, PERC, and Timber increased by $43 or 3.5% for the quarter. This result is the net of a decrease of 32.6% due to volume, offset by an increase in 32.0% due to price. The change in volume and average price were both due to decreased tons at Timber Energy caused by a maintenance shutdown of Timber's major customer during the quarter. For the nine months, waste processing revenues increased $596 or 3.5%, which was the net of a 7.8% decrease due to volume offset by a 9.5% increase in price.

         Electric power revenues from the same three business units decreased $2,268, or 22.3% during the quarter, due to a lower volume of power generated and a 1.8% decrease due to price. The price change was due mainly to a decrease in the average power rate at Timber. For the nine months, overall power revenues from Maine Energy, PERC, and Timber Energy increased $5,933, or 19.5%. The increase in revenues is the combination of the decrease in power revenues at Timber, offset by revenues from the acquisitions of Total Waste Management and Multitrade. In addition, revenues for the nine-month period were higher due to the restructuring of the Power Purchase Agreement ("PPA") with Bangor Hydro-Electric in the second quarter. In connection with the restructuring, the Company received $6,000 in cash and an agreement from Bangor Hydro-Electric to pay $250 per quarter over the next four years (total of $4,000). PERC recorded the present value of these payments of approximately $3,600, plus the $6,000, as revenue in the nine-month period. In addition, Bangor Hydro-Electric issued warrants to purchase one million shares of Bangor Hydro-Electric common stock. The Company's share, based upon its ownership percentage at PERC, was approximately 713 thousand warrants. The estimated fair market value of these warrants as of the date of issuance was $5.35 per warrant and the Company recorded revenue of $3,814 in the nine-month period.

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


COSTS AND EXPENSES

WASTE-TO-ENERGY

         Cost of operations in this business unit was $14,468 for the three months and $45,359 for the nine months ended September 30, 1998. Electric power and waste handling operating costs increased by $2,373 or 19.6% for the three months and $10,229 or 29.6% for the nine months ended September 30, 1998 as compared to the same periods in 1997. This increase in the quarter was primarily a result of the Total Waste Management and Multitrade Group acquisitions discussed above. The increase for the nine month period was due primarily to the restructuring of PERC's PPA discussed above, which increased PERC's operating costs by $3,907 for payments to municipalities and its electric power customer, and the addition of Total Waste Management and Multitrade Group.

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

FINISHED PRODUCTS

         Cost of operations in this business unit was $3,852 for the three months and $5,218 for the nine months ended September 30, 1998. There were no cost of operations in the prior year and the cost of operations for the three months and the nine months ended September 30, 1998 are primarily the results of acquisitions discussed above.

         Selling, general and administrative expenses increased by $1,949 or 374.8% for the three months and $3,206 or 134.9% for the nine months ended September 30, 1998 as compared to 1997. Notwithstanding selling, general and administrative costs added through recent acquisitions, the Company has added administrative staff to develop and install Company information systems; develop and support a formal strategic planning and budgeting process; to support Company wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal analytical systems to identify revenue enhancement and cost savings programs in newly acquired entities.

         Depreciation and amortization expenses were $3,470 for the quarter and $8,534 for the nine months ended September 30, 1998.

INTEREST

         Interest expense increased $1,753 or 179.4% for the three months and $2,090 or 56.5% for the nine months ended September 30, 1998 as compared to the same periods in 1997. These increases are related principally to increased borrowings on the Company's line of credit to fund several acquisitions and the conversion of the Series B Preferred Stock to 8.75% convertible debt.

INCOME TAXES

         The Company recorded a benefit for income taxes of $2,417 for the three months and a provision of $2,276 for the nine months ended September 30, 1998. The income tax benefit was due to the reduction of the valuation allowance for deferred tax assets of $3,160 as a result of the determination that the Company will be able to utilize its net operating loss carryforwards. The remaining difference in the income tax provision at the federal statutory rate and the recorded amounts for the period is due to the impact of nondeductible goodwill.

EXTRAORDINARY LOSS ON EARLY RETIREMENT OF DEBT

         The Company recorded an extraordinary loss on early retirement of the PERC bonds for the quarter and nine months of $0 and $495, respectively, net of minority interest and income tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company and receives cash flow from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with its equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding balance of $14,105 of subordinated notes payable as of September 30, 1998 (approximately $2,368 of these notes are owned by the Company) before cash distributions to partners can begin. Timber Energy's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and Timber and liquidity and capital resources of each of Maine Energy, PERC and Timber independently.

  THE COMPANY

         The Company operates in industries that require a high level of capital investment. The Company's capital requirements basically stem from (i) its working capital for ongoing operations, (ii) capital expenditures for new plants and equipment and (iii) business acquisitions. The Company's strategy is to meet these capital needs from internally generated funds which are not contractually restricted, drawings under its lines of credit, collateralized equipment financing and proceeds from the sale of the Company's common and preferred stock.

         As of September 30, 1998, the Company had working capital of $42,504 (a ratio of current assets to current liabilities of 2.20:1) and a cash balance of $8,178 which compares to a working capital of $22,038 (a ratio of current assets to current liabilities of 1.65:1) at December 31, 1997. As of September 30, 1998, the Company had cash on hand without regard to funds associated with Maine

Energy, PERC and Timber Energy of $1,996 and $27,575 available in lines of credit from KeyBank. For the nine months ended September 30, 1998, consolidated net cash from operating activities was $13,759 and net cash from financing activities was $53,527, as compared to $4,584 and $19,787 respectively, for the corresponding prior year periods. Net cash from operating and financing activities was primarily used to fund the purchase of businesses of $62,154 and $9,125 and for capital expenditures of $4,825 and $2,336 for the nine months ended September 30, 1998 and 1997, respectively.

         In general, the Company's capital expenditures and working capital requirements have increased as a result of the Company's business strategy of growth through acquisitions. Management of the Company believes that cash flow from operations and unused lines of credit will meet its current needs for liquidity.

SIGNIFICANT FINANCING EVENTS

         On June 4, 1997, the Company consummated the private placement of 487,500 shares of its Series A Convertible Preferred Stock for gross proceeds of $3,900 and net proceeds of $3,798. The Series A Convertible Preferred Stock was convertible into shares of the Company's Common Stock, at a price of $8.00 per share, subject to adjustment. Purchasers of the shares of Series A Convertible Preferred Stock also received, in the aggregate, warrants to purchase 243,750 shares of Common Stock at $9.00 per share and warrants to purchase 32,500 shares of Common Stock at $10.00 per share. During 1997, 40,000 of the shares of Series A Convertible Preferred Stock were converted to 40,000 shares of Common Stock. The remaining shares of Series A Convertible Preferred Stock were converted into 447,500 shares of Common Stock in January and February 1998. Substantially all of the related warrants were exercised in August 1998.

         During August 1997, the Company consummated the offering of 856,000 shares of its 8.75% Series B Preferred Stock. The gross proceeds of the offering were $21,400 and the net proceeds to the Company were $19,984.

         On June 5, 1998 the Company exercised its option to exchange all of the outstanding shares of the Series B Preferred Stock for KTI's 8.75% Convertible Subordinated Notes. The exchange was effective August 3, 1998. On or about August 3, 1998, 40 shares of the Series B Preferred were exchanged for $1; 12,000 shares were converted into 25,531 shares of KTI Common Stock and 843,960 shares were converted into KTI's 8.75% convertible subordinated notes totaling $21,099.

         The Company and its subsidiaries, other than Maine Energy, PERC and Timber Energy at September 30, 1998 had $5,624 of its long-term debt maturing in the next year. During the first nine months of 1998, the Company, other than Maine Energy, PERC and Timber Energy incurred additional debt of approximately $114,373, primarily as a result of drawings under its lines of credit for business acquisitions; and retired approximately $54,055 of debt.

         On May 28, 1998 KeyBank increased its credit line from $22,000 to $30,000. On July 13, 1998 KeyBank and KTI closed on the $150,000 acquisition credit line. This line of credit can be utilized to fund acquisitions, capital expenditures and for working capital. There can be no assurance such acquisitions or capital expenditures will take place, or that working capital will be increased. At September 30, 1998, the Company was in default of a debt covenant and received a waiver from the bank for this default. Management of the Company believes that cash flow from its subsidiaries and affiliates and unused lines of credit will meet its current needs for liquidity.

MAINE ENERGY

         Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations for the nine month periods was $4,295 in 1998, as compared to $3,521 in 1997. As of September 30, 1998 Maine Energy had total indebtedness of $14,105. Maine Energy capital expenditures for the nine month periods were $1,864 and $727 for additions to property, plant and equipment during 1998 and 1997, respectively.

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

PERC

         PERC has financed its operations and capital expenditures primarily from cash flows from operations. Cash provided by operations for the nine month periods was $11,508 in 1998 as compared to $9,127 in 1997. PERC's capital expenditures were $174 and $175 for additions to property, plant and equipment during 1998 and 1997, respectively.

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

         Company management believes PERC has adequate cash resources available to fund its current project operations and currently anticipated capital expenditures. PERC plans capital expenditures for the year ending December 31, 1998 of approximately $765, which will be financed from cash flow from operations.

TIMBER ENERGY

         Timber Energy has financed its operations and capital expenditures primarily from cash flow from operations since it was acquired on November 22, 1996. Cash provided by operations was $1,649 for the nine months ended 1998. Timber Energy's capital expenditures were $377 for the nine months ended September 30, 1998, which were funded out of cash generated from operations.

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

RECENT PRONOUNCEMENTS OF THE FINANCIAL ACCOUNTING STANDARDS BOARD

         Recent pronouncements of the Financial Accounting Standards Board ("FASB") which are not required to be adopted at September 30, 1998, include the following Statement of Financial Accounting Standards ("SFAS") and Statements of Position ("SOP"):

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

         On November 2, 1998, $13,829 of Convertible Subordinated Notes were converted into 1,238,616 shares of the Company's common stock. In order to effect this transaction, the Company paid nine months interest and a 3% premium on the face value of the Convertible Subordinated Notes, all in the form of Common Stock of the Company. The interest and the premium were expensed at the time of payment.

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

              Not applicable

ITEM 5.       OTHER INFORMATION

              Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Eight reports on Form 8-K were filed in the third quarter of 1998. The following is a list of the Forms 8-K filed and the dates thereof.

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


                                 KTI, Inc.
                                 (Registrant)




                                 By:  /s/  Martin J. Sergi
                                      Name: Martin J. Sergi
                                      Title:  President



                                 By:  /s/ Brian J. Noonan
                                      Name:  Brian J. Noonan
                                      Title: Chief Financial Officer
                                             (Principal Accounting Officer)




Date: November 16, 1998