Form 10-K405
period 1998-12-31
KTI INC
filed 1999-05-17
CIK 931581

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                          Commission File No. ________

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

                                          Yes [ ]    No [X]

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

      $121,950,025 at May 12, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      13,916,238

TABLE OF CONTENTS


                                                                                                  Page
Item Number and Caption                                                                          Number
                                                                                                 ------
PART I

Item 1.  Business                                                                                    2
Item 2.  Properties                                                                                 25
Item 3.  Legal Proceedings                                                                          26
Item 4.  Submission of Matters to a Vote of Security Holders                                        28

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters                      29
Item 6.  Selected Historical Consolidated Financial Information                                     30
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                                 31
Item 7a. Quantitative and Qualitative Disclosure about Market Risk                                  45
Item 8.  Financial Statements and Supplementary Data                                                45
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                                 45

PART III

Item 10. Directors and Executive Officers of the Registrant                                         46
Item 11. Executive Compensation                                                                     48
Item 12. Security Ownership of Certain Beneficial Owners and Management                             56
Item 13. Certain Relationships and Related Transactions                                             57

PART IV

Item 14. Exhibits, Financial Statement Schedules                                                    59

                                     PART I

ITEM 1.  BUSINESS

GENERAL

BUSINESS OF ISSUER AND BUSINESS DEVELOPMENT

      KTI, Inc. (individually and collectively with its subsidiaries, the "Company") was incorporated in New Jersey in 1985. The Company is a holding company, and substantially all of its operating assets are owned by corporate and partnership subsidiaries.

      The Company's operations include wholly-owned consolidated subsidiaries and majority-owned consolidated subsidiaries. The Company's majority-owned consolidated subsidiaries include Maine Energy Recovery Company, Limited Partnership ("Maine Energy"), American Ash Recycling of Tennessee, Ltd., ("AART") and Penobscot Energy Recovery Company, Limited Partnership
("PERC"). The Company's principal wholly-owned operating subsidiaries are Timber Energy Resources, Inc. ("TERI"), K-C International, Ltd. ("K-C"), Manner Resins, Inc. ("Manner"), Data Destruction Services ("DDS"), KTI Recycling of New Jersey ("Newark Facility"), KTI Recycling of Illinois ("Chicago Facility"), KTI Recycling of New England ("Charlestown Facility"), KTI Specialty Waste Services, Inc. ("Specialty Waste"), FCR, Inc. ("FCR"), KTI N.J. Fibers, Inc. ("NJ Fibers") and KTI Energy of Virginia.

      The Company's objectives are focused on the development of an integrated waste handling business, providing wood, paper, corrugated, metals, plastic and glass processing and recycling, municipal solid waste processing and disposal capabilities, specialty waste disposal services, recycling of ash combustion residue and the manufacture of finished products utilizing recyclable materials. The Company's integrated waste handling business emphasizes the use of low-cost processing to add value to the various waste products delivered and, in certain cases, the generation of electric power and steam. The Company believes that by adding these processing steps to its system it is competitive with traditional landfill alternatives while producing superior environmental results and meeting social and political mandates.

      The Company operates its business under four reportable segments:
Waste-to-Energy, Residential Recycling, Commercial Recycling, and Finished Products. Each reportable segment is a business unit that offers different products or services and each is managed separately and provides distinct products or services utilizing different production facilities.

      The Waste-to-Energy segment consists of the operations of Maine Energy, PERC, TERI's two facilities, Specialty Waste, AART, KTI BioFuels, Inc. ("BioFuels"), Total Waste Management Corporation ("TWM", acquired January 1998), Multitrade Group, Inc. ("Multitrade", acquired June 1998), Russell Stull (acquired October 1998), and KTI Recycling of Canada ("KTI Tire", acquired November 1998).

      The Residential Recycling segment consists of seventeen facilities which process and market recyclable materials under long-term contacts with municipalities and commercial customers. These facilities were acquired as part of the acquisition of FCR (acquired August 1998).

      The Commercial Recycling segment consists of the operations of I. Zaitlin and Sons, Inc. ("Zaitlin", acquired August 1997), K-C (acquired September 1997), the commercial recycling plants acquired from Prins, and NJ Fibers which consists of the operations of Gaccione Bros., Inc. & Co. and PGC Corporation (collectively, "Gaccione") and Atlantic Coast Fibers, Inc. ("Atlantic Coast"). Both Gaccione and Atlantic Coast were acquired in August 1998. These operations process and market paper fibers obtained from commercial customers and broker paper fibers for the Company's processing facilities and external customers.

      The Finished Products segment consists of the operations of Power Ship Transport ("Power Ship"), Manner (acquired November 1996), the cellulose insulation plants and the plastic reprocessing plants acquired with FCR (acquired August 1998), the plastic reprocessing operations of First State Recycling, Inc. ("First State", acquired August 1998) and the glass pellet processor Seaglass, Inc. ("Seaglass", formed by the

Company in February 1998). These operations manufacture or distribute finished products which utilize recyclable materials as a primary raw material.

MEASUREMENT OF SEGMENT PROFIT OR LOSS AND SEGMENT ASSETS

      The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies section of the financial statements. Intersegment sales are recorded at cost plus an agreed-upon profit. Refer to the segment reporting information in the Company's notes to consolidated financial statements.

WASTE-TO-ENERGY SEGMENT

      Two of the Company's facilities in Maine are waste-to-energy facilities which convert ordinary, non-hazardous solid waste from residential, commercial and industrial sources ("municipal solid waste" or "MSW") into refuse derived fuel ("RDF"), which in turn is combusted alone or with supplemental fuels (such as wood chips, tire chips, natural gas and fuel oil) to dispose of the RDF and, in the process, generate electrical power to be sold to electrical utilities. These facilities process the MSW prior to combustion to separate for beneficial reuse, non-combustible materials such as ferrous metals, glass and grit. The remaining combustible material is further processed to increase the surface volume and reduce size. Through such processing, the fuel value of the waste is greatly enhanced, thereby allowing for a more efficient and cleaner combustion process with substantially lower residues then ordinary mass-burn incinerators. The Company developed, and currently owns majority interests in two facilities. The first facility is an 83.75% owned subsidiary, Maine Energy, a Maine limited partnership, which is located in Biddeford, Maine. The other facility is a 71.29% owned subsidiary, PERC, a Maine limited partnership, located in Orrington, Maine. Sources of revenues for the facilities are from fees payable under waste handling agreements with over 280 municipalities and commercial waste sources for the right to dispose of MSW at the Company's facilities ("tipping fees") and payments from electrical utilities for electricity sold by the facilities. A third waste-to-energy facility, Timber Energy, a part of TERI, located in Telogia, Florida, utilizes biomass waste as its source of fuel to be combusted for the production of electricity for sale to the local electric utility. In 1998, the Company, through its purchase of Multitrade, acquired two additional waste-to-energy facilities in Martinsville, Virginia which utilize biomass and coal to produce steam. The Company also operates two wood processing facilities, BioFuels in Lewiston, Maine and Timber Chip, also a part of TERI, in Cairo, Georgia. The Company's facilities in Maine provide 60% of the long-term MSW disposal capacity for the State of Maine.

      The Company also owns a 60% limited partnership interest in AART, a limited partnership which operates a permitted municipal waste combustor ("MWC") ash recycling facility in Nashville, Tennessee (the "Nashville Facility"). This facility, which commenced operations in 1993, is the first commercially operational MWC ash recycling facility in the United States.

      To solidify its business base in Maine and expand its integrated waste handling business vertically and geographically, the Company made a number of strategic acquisitions and financings during 1998:

      On January 27, the Company purchased TWM for approximately $1.4 million. TWM is headquartered in Newington, New Hampshire. TWM is in the business of emergency response; site remediation; tank cleaning; assessment and removal; waste oil and waste water recycling; and hazardous and non-hazardous waste management in the New England area. TWM had revenues of approximately $1.8 million in 1997.

      On June 16, the Company acquired the outstanding stock of Multitrade for a purchase price of approximately $12.3 million. Multitrade owned and operated two waste-to-energy facilities in Martinsville, Virginia. Multitrade added a third unit in August. These facilities utilize biomass and coal to produce steam for sale to industrial users under long-term contracts. Multitrade had revenues of approximately $6.2 million in 1997. This acquisition is an extension of the Company's capabilities and is consistent with the Company's strategy to acquire additional waste disposal facilities in new geographical markets.

      On June 26, the partners in PERC, the Municipal Review Committee, Inc., a Maine not-for-profit corporation (the "MRC"), which represents 130 municipalities served by PERC (the "Charter Municipalities") and Bangor Hydro Electric Company ("BHE") completed a significant restructuring of the various contracts and obligations of PERC. This major restructuring involved the waste disposal agreements between PERC and the municipalities represented by the MRC, the power purchase agreement with BHE, and the refinancing of the tax exempt bonds for PERC (see "Waste-to-Energy - PERC").

      On October 28, the Company purchased substantially all the assets of Russell Stull, Inc., Capitol City Transfer and TWTS, Inc., (collectively, "Russell Stull"). Russell Stull is a commercial hauler of non-hazardous waste in the state of Maine which had revenues of approximately $2.5 million in 1997. This acquisition is the Company's initial hauling operation and is an extension of its operation at Maine Energy. It will provide the Company additional control over the flow of MSW into Maine Energy.

      On November 13, the Company signed a letter of intent to form a joint venture with Grace Brothers, Ltd. and SC Fundamental Investments L.P., the majority bond holders of the Ford Heights, Illinois Waste Tire to Energy Project, to own and operate this facility. This facility, located in suburban Chicago, was built in 1996 at a cost of approximately $110 million for the purpose of combusting waste rubber to produce electricity. The capacity of this facility is 20 megawatts. Due to amendments to the Illinois Retail Rate Act, which repealed certain incentives to the facility, it was closed during startup testing and the owner sought protection under federal bankruptcy laws. On December 28, the bankruptcy court in Delaware approved the amended Plan of Reorganization which provided for the Company and the bondholders each to own 50% of the reorganized entity which was renamed New Heights Recovery & Power, LLC ("New Heights"). The bondholders converted $80 million in bonds and other claims into equity and KTI committed to investing up to $17 million in equity while providing working capital, retrofitting and upgrading of the facility.

      On November 20, the Company acquired substantially all of the assets of Recovery Technologies, Inc. ("RTI"), a technology company based in Cambridge, Ontario, Canada. The purchase price was approximately $2.1 million. In addition, the Company assumed approximately $2.1 million in debt. RTI produces crumb rubber from used tires using a proprietary cryogenic technology in a plant in Ontario. The Ontario plant generated revenues of approximately $1.5 million and processed 10 million pounds of tires in 1997. In addition to the Ontario plant, RTI sells turnkey systems in the United States, Canada, Mexico, Japan and Europe. RTI broadens the Company's waste processing capabilities and provides technology that can add processing capabilities to the New Heights project.

      On December 30, the Company increased its ownership in Maine Energy to 83.75% through the purchase of a 9.6% limited partnership interest for a cost of approximately $2.4 million. The Company also purchased approximately $6.5 million of the 12% subordinated debt of Maine Energy at par plus accrued interest. The completion of this transaction is part of the Company's ongoing strategy to maximize its ownership of the waste-to-energy facilities which it operates. It also reduced the interest costs for the Company, and increased the cash flow from Maine Energy.

      On December 31, the Company acquired a 35% interest in the Oakhurst Company, Inc. ("Oakhurst") for approximately $0.9 million. Oakhurst is a public holding company that owns two businesses which are distributors in the automotive aftermarket. As part of this transaction, the Company assigned its interest in New Heights, discussed above, and the Company agreed to license to Oakhurst the proprietary cryogenic crumb rubber technology of RTI for use in other projects in the United States. In return, Oakhurst agreed to purchase an unspecified number of crumb rubber systems and entered into a royalty agreement with the Company to pay $0.0075 cents per tire processed by Oakhurst using these crumb rubber systems. Oakhurst also agreed to engage a subsidiary of the Company to be the operating manager of New Heights and pay this subsidiary of the Company certain management fees for each facility operated. This investment provides the Company with additional management expertise to develop the tire recycling and crumb rubber capabilities.

      The Company's current business plan for the Waste-to-Energy segment includes the following elements: to (i) maximize RDF production and operating efficiencies at the Company's waste-to-energy facilities, (ii) continue to focus on lowering expenses of its waste-to-energy facilities by identifying less costly means of disposing or recycling of MSW process and ash combustion residues produced by those plants, (iii) continue utilizing its expanded specialty waste disposal capabilities (e.g. an increase in the amounts of specialty waste processed by the Company is planned to offset the effects of the seasonal nature of the traditional MSW market and the uncertainties of the MSW spot market, which would increase revenue due to the higher tipping fees that the Company believes its facilities will be able to charge for processing such wastes), (iv) continue enhancing the value of its wood-waste processing business by expanding the utilization of available capacity through the acquisition of additional materials and expanding the menu of materials processed, (v) recycle ash produced by waste-to-energy facilities, (vi) expand its waste brokerage service, (vii) utilize its experience gained in restructuring Maine Energy's power supply contract, in waste handling and processing, turning around troubled facilities and operating waste facilities by acquiring an interest in or assuming operational responsibility for other waste disposal or recycling facilities in financial or operational distress, (viii) broaden its waste processing expertise by utilizing proprietary technology to process used tires and (ix) and improve its control of flows of materials to its waste-to-energy facilities through the addition of hauling capabilities in areas proximate to these facilities.

      The implementation of parts of the foregoing business plan has only recently commenced and there can be no assurance that such plan will be successful.

      WASTE-TO-ENERGY TECHNOLOGY

      The two MSW waste-to-energy facilities developed by the Company utilize RDF technology, which emphasizes both materials separation prior to the combustion of MSW and the production of high quality fuel. In the RDF processes utilized by the Company, non-combustible materials, such as ferrous metals, glass, grit and fine organic materials, are separated from MSW, which allows for recycling of non-combustible material and, in addition, yields a more homogeneous and efficient fuel for electric power generation, more acceptable air emissions, and decreased quantities of ash residue from combustion. The use of supplemental fuels, such as woodchips, tire chips, natural gas and fuel oil, allows the Company to compensate for seasonal variations or temporary interruptions in MSW deliveries or temporary fluctuations in the quality of the RDF used in the power production process. The combustion of RDF either alone or with supplemental fuels results in superheated steam that is delivered to a single steam turbine generator in each facility, each of which generates electricity that is transmitted through interconnection equipment to Central Maine Power Company ("Central Maine") and BHE, pursuant to power purchase agreements with Maine Energy and PERC, respectively.

      Ash residue is the remaining by-product of the Maine Energy and PERC facilities' energy generation process. The facilities have disposed, and currently dispose, of their ash residue at landfills located within the State of Maine that are licensed by the Maine Department of Environmental Protection ("MDEP"). The Company has acquired the exclusive rights to utilize American Ash Recycling ("AAR") ash recycling technology in the State of Maine and is seeking a beneficial reuse permit to recycle its ash residues at its facilities, but such ash residue is not currently being recycled. There can be no assurance that the Company will be able to recycle its ash residue. The Company currently utilizes the AAR technology to recycle ash generated at the Nashville Facility.

      FACILITIES

            MAINE ENERGY

            General

            Maine Energy is a limited partnership organized in 1983 for the purpose of developing and owning a waste-to-energy facility located in Biddeford, Maine. The Company, through a subsidiary, owns an 83.75% interest as the sole general partner and one of two limited partners of Maine Energy. The other limited partner is Energy National, Inc. ("ENI"), an affiliate of NRG Energy, Inc. ("NRG"), which owns the remaining 16.25% interest in the partnership.

            The Maine Energy facility occupies an approximately 9.1 acre site owned by Maine Energy in the City of Biddeford, Maine. The facility provides waste disposal services to municipalities in central and southern Maine. The nominal waste disposal capacity of the facility is 245,000 tons per year. The volume of waste processed at the Maine Energy facility in 1998 was 247,000 tons.

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

            During 1998, the Company acquired approximately $6.5 million principal amount of the subordinated loans from CNA Realty. Maine Energy also retired approximately $3.1 million of subordinated loans during 1998. The balance of the subordinated loans due to the Company and ENI at December 31, 1998 was approximately $12.9 million. While the Company believes that distributable cash flow from the facility's operations will be adequate to cover future annual interest requirements on the subordinated loans, there can be no assurance that this will occur.

            Management and Fees

            A subsidiary of the Company, KTI Environmental Group, Inc., is the sole general partner and manager and has control of the day-to-day business of Maine Energy. Under the terms and conditions of an operation and maintenance agreement with Maine Energy, a subsidiary of the Company, KTI Operations, Inc. ("Operations"), also administers, operates and maintains the Maine Energy facility and is paid an amount equal to the actual operating costs of the Maine Energy facility plus a monthly fixed fee, currently set at approximately $44,000 and subject to an inflationary adjustment annually.

            Power Purchase Agreement

            The electricity produced by the Maine Energy facility is sold to Central Maine pursuant to the power purchase agreement (the "Central Maine PPA") with Central Maine. Central Maine serves more than 490,000 customers in an 11,000 square mile service area in central and southern Maine and purchases substantial amounts of power from Canadian utilities as well as independent power producers such as Maine Energy. In 1998, Maine Energy derived approximately $12.0 million, or 48.1% of its revenues, from the sale of electricity to Central Maine.

            In May 1996, Maine Energy restructured its agreement with Central Maine by entering into a series of agreements (the "1996 Agreements") with CL Power Sales One, L.L.C. ("CL One") and Central Maine, which provided for the purchase of Maine Energy's available power generation capacity by CL One, and by amending the Central Maine PPA (together with the 1996 Agreements, the "Agreements"). CL One made an initial payment of $85 million and agreed to make additional quarterly payments through May 31, 2007 to Maine Energy as a portion of the purchase price and for reimbursement to Maine Energy of certain expenses. In consideration of its payments to Maine Energy, CL One was assigned all rights to capacity from the Maine Energy facility through May 31, 2007. In the restructuring, the term of the Central Maine PPA was extended from May 31, 2007 to December 31, 2012. Pursuant to the Agreements, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents per kilowatt-hour ("kWh") which escalates annually by 2%. Beginning June 1, 2007 until the expiration date of the Central Maine PPA, Maine Energy is to be paid market value for both its energy and capacity by Central Maine.

            Under the terms of the Central Maine restructuring, a $45.0 million letter of credit was issued to Central Maine by ING (US) Capital Corporation ("ING"). If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity (a "100,000,000 kWh test") and Maine Energy does not have a force majeure defense (such as physical damage to the plant and other similar events), Maine Energy will be obligated to pay approximately $3.8 million to Central Maine as liquidated damages. Such payment obligation is secured by the ING letter of credit. In each year in which 100,000,000 kWh is produced, the balance of the ING letter of credit is to be reduced by approximately $3.8 million. If, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity (a "15,000,000 kWh test") and Maine Energy does not have a force majeure defense, Maine Energy is obligated to pay the then balance of the ING letter of credit to Central Maine as liquidated damages. In 1998, the 15,000,000 kWh test was met in February and the 100,000,000 kWh test was met in August, resulting in a reduction of the amount of the ING letter of credit by approximately $3.8 million. With respect to 1999, the 15,000,000 kWh test was met in February, although past performance is no indication of future performance.

            Management of the Company restructured its relationship with Central Maine because it believes that the Agreements, which reduced the outstanding indebtedness of Maine Energy, should allow the Company, upon refinancing or repayment of the reduced subordinated debt, access to Maine Energy's available cash flow. The restructured Central Maine PPA allows Maine Energy to be more competitive when electric utility deregulation legislation passed during 1997 by the State of Maine becomes effective in the year 2000. The foregoing estimate of increases in cash flow and competitive advantage, however, are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth herein due to, among other factors, (i) failure to achieve the levels of power production projected by the Company or (ii) levels of expenses greater than those projected by the Company, and, accordingly, there can be no assurance that the Company will experience such an increase in cash flow and competitive advantage as a result of such transactions.

            Long-Term Waste Handling Agreements

            Approximately 28% of the MSW provided to Maine Energy is delivered pursuant to waste handling agreements with eighteen (18) municipalities with terms expiring on June 30, 2007 or later. The agreements are substantially similar in content except that (i) the sixteen (16) "charter" municipalities are entitled to various concessions as a result of having participated in the financial restructuring of Maine Energy in 1991, and (ii) the two "host" municipalities of Biddeford and Saco (both of which are charter municipalities) pay tipping fees in the amount of one-half of those paid by the other charter municipalities. The municipalities currently pay tipping fees to Maine Energy for the disposal of MSW ranging as of December 31, 1998 from $20.87 per ton, in the case of the two host municipalities of Biddeford and Saco, to $41.75 per ton, which are subject to adjustment. The annual tipping fees charged to the municipalities are increased (but not decreased) each year for inflation and any increases in variable "pass through" costs, such as interest costs and disposal fees for residues. The municipalities are also responsible for costs associated with changes in law. Approximately 10.7% of Maine Energy's total revenue in 1998 was attributable to these long-term waste handling agreements.

            Under the Maine Energy long-term waste handling agreements, each municipality agrees to deliver acceptable waste to the Maine Energy facility in an amount equal to its "Guaranteed Annual Tonnage." Maine Energy is required to accept up to 110% of each municipality's Guaranteed Annual Tonnage. A municipality is required to pay to Maine Energy the tipping fee for the amount of any shortfall from its Guaranteed Annual Tonnage. As a corollary to the "put-or-pay" delivery guarantee, each municipality enacted a flow control ordinance pursuant to Maine law which designates the Maine Energy facility as the exclusive disposal or reclamation facility to which all acceptable waste generated within the municipality must be delivered regardless of which entity picks up waste in such municipality. See "Governmental Regulations -- Flow Control." Each municipality has the right, once a year, to terminate its long-term waste handling agreement on one year's prior notice. The Company does not believe that currently there is a material risk that the municipalities would exercise their respective rights to terminate their agreements, as the Company does not believe that there are currently any less costly alternative long-term means of MSW disposal available in Maine Energy's market area.

            The Company has short-term MSW disposal contracts with additional municipalities with terms expiring in 1999 through 2002 that provide Maine Energy with approximately 59,660 tons per year of

MSW, and short-term contracts principally with one to three year terms with commercial and private waste haulers that provide approximately 89,795 tons per year of MSW to Maine Energy. The balance of Maine Energy's capacity is utilized by spot market MSW and specialty wastes.

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

            The PERC facility occupies an approximately 40.3 acre site owned by PERC in the town of Orrington. The facility provides waste disposal services to 230 municipalities in Penobscot, Hancock, Waldo, Piscataquis, Somerset, Knox, Kennebec, Lincoln and Aroostook Counties, Maine. The nominal waste disposal capacity of the facility is 325,000 tons per year. The PERC facility processed 286,210 tons of MSW in 1998.

            Management and Fees

            ENI and PMC are both general partners of PERC. ENI and PMC each have one representative on a management committee, which is generally given full authority and discretion with respect to PERC's business, except as delegated to PMC, the managing general partner. However, certain matters acted upon by the management committee, such as the addition of new partners or the transfer of partnership interests and the approval of the terms and conditions of any contract pursuant to which PERC would expend or receive $100,000 or more in any year, must be presented to the general partners for approval or rejection.

            Primary day-to-day responsibility for operating the PERC facility has been contracted to ESOCO Orrington, Inc. ("ESOCO"), a subsidiary of ENI, pursuant to an operating and maintenance agreement. The term of the agreement is for five years, with renewals for successive five year terms.

            PMC also earns an annual management fee from PERC. The base amount of the fee was set in the PERC partnership agreement subject to annual adjustments on the basis of the U.S. Consumer Price Index Urban Annual Percentage change as published by the U.S. Department of Labor-Bureau of Labor Statistics from year to year (the "Consumer Price Index") and was approximately $0.4 million for the year ended December 31, 1998. Payment of the accrued management fees currently are restricted by the terms of the PERC partnership agreement to the extent of 10% of cash flow otherwise distributable to equity owners. The Company also receives an annual co-operator's fee which was approximately $0.1 million for the year ended December 31, 1998.

            In 1998, the Company was entitled to receive approximately $2.8 million as a result of PERC's operations during 1997, approximately $1.1 million of which was paid to ENI in repayment of contributions to PERC made by ENI on behalf of the Company. As of December 31, 1998, there was no balance due to ENI.

            The Power Purchase Agreement

            The electricity produced by the PERC facility is sold to BHE pursuant to a power purchase agreement with Bangor Hydro (the "Bangor Hydro PPA"). BHE serves approximately 97,000 customers in a 4,900 square mile service area in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook, Maine. In 1998, PERC derived approximately $18.4 million or 57.1% of its revenues, from the sale of electricity to BHE, exclusive of the restructuring discussed below.

            On June 26, the Bangor Hydro PPA was restructured. Under the terms of the new power purchase agreement (the "Restructured PPA"), BHE agreed to purchase all the electricity generated by the PERC facility up to 25 megawatts (the practical limit of the facility's equipment) through 2018. Under the revised agreement, PERC is required to deliver at least 105,000,000 kWh to BHE in any calendar year. In the event PERC fails to deliver this output, PERC is obligated to pay BHE $4,000 for each 1,000,000 kWh by which such deliveries fall below 105,000,000 kWh. Although future performance cannot be guaranteed by past results, PERC has never failed to meet this delivery obligation. The profitability of PERC is heavily dependent on the Restructured PPA.

            In connection with this restructuring, PERC refinanced its existing tax-exempt debt which matured in 2004 with an adjustable rate tax-exempt security with an extended maturity of 20 years. The refinancing was completed through the sale of $45.0 million in Electric Rate Stabilization Revenue Refunding bonds issued by the Finance Authority of Maine ("FAME"). The yield on the bonds ranges from 3.75% for 1-year term bonds to 5.20% for 20-year term notes. The FAME bonds are backed by the moral obligations of the State of Maine and the refinanced bonds are secured by substantially all the assets of the PERC project, a guaranty of $3.0 million from the Company and a guaranty of up to $4.2 million of annual debt service by BHE.

            In connection with this restructuring, BHE made a one time payment of $6.0 million to PERC at the time of the closing of the refinancing of the existing tax-exempt debt, agreed to make additional quarterly payments of $250,000 per quarter for four years, for an additional total of $4.0 million, and issued warrants for two million shares of BHE common stock which were divided equally between the MRC on behalf of its member municipalities and the PERC partners. The exercise price of such warrants is $7.00 per share and the warrants will expire 10 years after issuance. The warrants are exercisable over a 4-year period. The estimated fair market value of these warrants at June 26, 1998 was $5.35 per warrant and the Company's portion, was approximately $3.8 million. In exchange for such consideration, BHE is entitled, assuming performance of all of its obligations under the Restructured PPA, to receive a rebate of a portion of its purchase price of electric power from PERC. Such rebate is known as a "Performance Credit", and is equal to one third of the cash available for distribution, as defined in the agreement, from PERC.

            The Waste Disposal Agreements with municipalities were amended in connection with the restructuring. The amendments permit the Charter Municipalities to: (a) make equity contributions to PERC, only and to the extent of the MRC's share of distributable cash from PERC (See "PERC - Long Term Waste Handling Agreements") and one-half of the BHE quarterly payment, of up to $31.0 million, which will be used to prepay the FAME bonds outstanding, (if all $31.0 million is contributed the municipalities will own a 50% partnership interest in
PERC); (b) purchase all of the remaining PERC interests in 2018 at the then fair market value, in lieu of the existing right to purchase PERC at its then book value in 2004; (c) extend the term of the Waste Disposal Agreements to 2018 and also reduced cash available for distribution to the Charter Municipalities for their portion of the Performance Credit to one third from one half.

            Long-Term Waste Handling Agreements.

            As of December 31, 1998, PERC had in place 130 long-term waste handling agreements, of which 85 cover approximately 200 Charter Municipalities with terms expiring on March 31, 2018, unless sooner terminated, and all of which are substantially similar in content. The agreements provide PERC with approximately 195,000 tons per year of MSW. In addition, PERC receives approximately 18,000 tons per year of MSW from municipalities with whom PERC has short-term waste handling agreements, 20,000 tons per year from commercial haulers and 30,000 tons per year from the spot market. As of December 31, 1998, the municipalities under the PERC long-term waste handling agreements pay an average tipping fee of $54.72 per ton to PERC for the disposal of their waste. Total waste processing revenues of PERC in 1998 were approximately $13.7 million of which approximately 42.9% is attributable to MSW received from Charter Municipalities.

            The PERC long-term waste handling agreements with the Charter Municipalities are substantially similar to the Maine Energy long-term waste handling agreements, including the inclusion of "Guaranteed Annual Tonnages" and "put-or-pay" provisions and a variable tipping fee for "pass through" and change in law costs. The Performance Credit received by each Charter Municipality may be used to reduce future tipping fee payments at the option of the Charter Municipalities in lieu of cash payment.

            The amended waste disposal agreements provide that the Charter Municipalities, BHE, and partners in PERC would each receive one-third of PERC's cash flows, as defined. Prior to this amendment, the municipalities received one-half PERC's distributable cash, as defined. Based on PERC's cash flow, as defined, distributable cash of approximately $4.6 million and $1.1 million was payable for 1998 and 1997, respectively. Of these amounts, approximately $0.4 million and $1.1 million remained unpaid as of December 31, 1998 and 1997, respectively, and was included in accrued expenses.

            On one year's notice, a PERC Charter Municipality may terminate its long-term waste handling agreement as of March 31, 2000 or March 31, 2002. If, as a result of such termination notices received from Charter Municipalities, the aggregate Guaranteed Annual Tonnage of non-terminating municipalities would fall below 180,000 tons, PERC may elect to terminate all waste handling agreements with Charter Municipalities. Currently no charter municipality has given any termination notice for March 31, 2000.

            TIMBER ENERGY INVESTMENTS, INC.

            General

            TERI is a Texas corporation organized in July 1984 for the purpose of constructing and operating bio-mass waste power plants. TERI owns and operates a facility located on a 97 acre site in Telogia, Florida, which commenced operations in 1988 (the "Telogia Facility"). The Telogia Facility is fueled with biomass wastes. In addition, TERI owns and operates a wood chip mill located in Cairo, Georgia (the "Cairo Facility").

            TERI TELOGIA FACILITY

            Power Purchase Agreement

            Electricity generated by the Telogia Facility is sold to Florida Power Corporation ("Florida Power") under the Florida Power PPA. Florida Power serves more than 1.3 million customers in a 20,000 square mile service area in central and northern Florida. During 1998, approximately 81.6% of the Telogia Facility's revenue was derived from the sale of electricity to Florida Power, with the majority of the remainder in the form of tipping fees paid by third parties. Under the terms of the Florida Power PPA, Florida Power has agreed to purchase all of the energy generated by the Telogia Facility, net of energy consumed by the Facility. The contract rate paid by Florida Power is composed of a monthly capacity fee of approximately $0.3 million plus a short-term energy only rate ("STEO") for each kWh delivered. STEO rates ranged from 1.8 cents to
1.9 cents per kWh during 1998. To earn the monthly capacity charge the Telogia Facility must produce power at a rolling 12-month capacity factor of 70%. The Telogia Facility had an 87% capacity factor for 1998. The Telogia Facility has never failed to meet this delivery obligation, although past performance is no indication of future results.

            Biomass Waste Supply

            In 1991, to further improve the supply and lower the cost of fuel for the Telogia Facility, TERI constructed a waste paper densification line at the Telogia site. This line produces a densified fuel pellet from incoming feedstock, which has better burning characteristics than the undensified material. The Company improved this processing line during the renovation of the plant in 1997. The Telogia Facility is continually expanding its menu of biomass waste products that it can process and ultimately dispose of through combustion. Currently the Facility receives waxed corrugated, non-recyclable paper, construction and demolition wood wastes, residues from the wood processing industry and waste plastics. The Company is looking to further expand the menu of biomass waste products processed. The Company's objective is to convert this paid-for fuel into tipping fee based material, improving the overall economics of the Facility. In 1998, the Telogia Facility's net cost of fuel, including transportation, was approximately $0.7 million. The tipping fee material is principally generated under short term contracts and the spot market. During 1998, the Telogia Facility processed approximately 132,000 tons of wood waste and 26,000 tons of waste paper.

            TERI CAIRO FACILITY

            The Cairo Facility is a 400,000 tons per year wood chip mill and was constructed in 1988 to produce wood chips for Stone Container Corp. ("Stone Container") and incidentally to provide an additional source for a continuing, dependable and economical fuel supply for the Telogia Facility. The Cairo Facility commenced operations in December 1989. Pulpwood is processed for Stone under a "process or pay" contract. The contract requires Stone to pay $3.40 per ton for up to 240,000 tons per year and $3.00 per ton for all tons processed over 240,000 tons per year. Bark trimmings from the Cairo Facility could provide up to 20% of the fuel requirement for the Telogia Facility. During 1998, the Cairo Facility processed approximately 265,740 tons of virgin wood, which represented approximately 66.4% of its single shift annual capacity, and produced approximately 223,000 tons of wood chips and approximately 35,000 tons of bark trimmings. During 1998, the Company began to market the bark produced to mulch processors. As the Telogia Facility eliminates its need for the Cairo Facility's bark by replacing purchased biomass fuel with tipping fee material, the Company will increase its marketing activities of the bark for alternative uses.

      OTHER OPERATIONS

      The Waste-to-Energy segment is also engaged in other waste management and processing activities including commercial hauling, non-hazardous waste management, ash recycling and tire recycling. These activities are complementary extensions of the waste-to-energy facilities which enable the Company to provide a wider range of services to customers and provide strategic opportunities for future growth through vertical integration.

      During January, 1999, the Company completed the acquisition of AFA Group, Inc. and subsidiaries, an integrated wood waste processing and hauling business in Newark, New Jersey.

      MARKETING

      The Company's marketing services have expanded from its historical focus, which had been contract acquisition for biomass, municipal solid and specialty waste materials supply to the Maine Energy facility, the Telogia and Cairo facilities and the PERC facility. The Company currently is soliciting waste handling agreements for the Maine Energy facility from municipalities and commercial waste generators in Maine and in nearby areas such as northern Massachusetts and southern New Hampshire. The Company continues to be responsible for marketing responsibilities at PERC due to its increased ownership under which the Company will attempt to fill the approximately 50,000 tons of annual capacity of PERC currently being utilized by combusting supplemental fuels. The Company intends to utilize the spot market for MSW to fill the available capacity at PERC.

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

      The Company markets its specialty waste capacity through retail brokers who sign contracts with Specialty Waste and through TWM. The operations provide services on a retail basis to municipal, commercial and industrial customers to dispose of certain solid and liquid wastes in the New England Region, concentrating on: (a) premium priced unusual or difficult to dispose of wastes;
(b) in and out of jurisdiction municipal solid waste; and (c) construction and demolition waste, including treated and untreated wood waste. The Company's specialty waste operations have entered into agreements with Maine Energy to dispose of acceptable material at Maine Energy's Biddeford facility for a term of five years which may be extended for an additional five year period at set tipping fees, adjusted annually for changes in the consumer price index.

      The Telogia Facility historically marketed its biomass waste capacity to brokers of waste materials resulting from the chipping of pulpwood. The Telogia Facility has been receiving the biomass waste (bark mulch and wood fines) from the Cairo Facility. Due to the requirements of transporting the material approximately 60 miles to the Telogia Facility from the Cairo Facility, this fuel supply actually costs the power plant approximately $5.40 per ton.

      With the acquisition of Russell Stull the waste-to-energy segment began providing solid waste collection services to municipal and commercial customers. This operation disposes of the majority of the solid waste it collects at Maine Energy's facility.

      CUSTOMERS

      Maine Energy, TERI and PERC are contractually obliged to sell all of the electricity generated at their facilities to Central Maine, Florida Power and BHE, respectively. The loss of these electricity customers would have a material adverse affect on the business and financial condition of the Company.

      COMPETITION

      The Company faces significant competition in each of its waste handling markets. Maine Energy and PERC compete with landfills and several waste-to-energy facilities and municipal incinerators in Maine and the New England region. However, the volume of MSW produced in the New England region has historically increased and the Company believes that it is likely to continue to increase, while the availability of landfills for waste disposal is likely to continue to decline. Even though the implementation of recycling programs to reduce MSW has increased, the Company believes that there are limits on the percentage of MSW that ultimately can be recycled and that alternatives for disposal of MSW will continue to be needed. In addition, the Company has begun to focus on the industrial waste market as an ancillary source of waste for the Maine Energy and PERC facilities and as a means of reducing its reliance upon the MSW market. Specifically, Specialty Waste is acquiring specialty waste products for these facilities.

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

      The Telogia Facility competes for biomass fuel supply with paper companies which employ on-site power generation. As the Company moves toward tipping fee based waste fuels, this facility's dependence on the current fuel supply will be decreased. The Telogia Facility is permitted to combust 100% of such tipping fee based fuels. Competition for tipping fee based material will come principally from landfills whose cost structure is greater than that of the Telogia Facility. Local landfill costs for biomass waste products range from $26 to $32 per ton, while the cost of processing the material ranges from $7 to $9 per ton at the Telogia Facility.

      RAW MATERIALS

      The raw material demands of the PERC facility currently are met mainly by PERC's long-term waste handling agreements with approximately 200 municipalities in Maine. PERC received approximately 75% of its raw materials in 1998 from these municipalities. Maine Energy received 28% of its raw materials in 1998 from 18 Maine municipalities under long-term waste handling agreements and the majority of the balance from commercial and private waste haulers and municipalities with short-term contracts. Maine Energy and PERC are currently exploring other waste material opportunities in order to lessen their reliance on the MSW spot market, including pursuing agreements with commercial waste generators and entering new specialty waste markets. The Company believes that diversifying its raw materials base could be an important factor in gaining stability in the Company's waste material requirements if the MSW market declines due to recycling or other factors. The Company currently has not experienced a decline in the amounts of MSW raw material that it obtains from its current market areas. Because of its attractive tipping fees in recent years, Maine Energy has consistently received and processed waste at its nominal capacity.

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

      EMPLOYEES

      As of December 31, 1998, the Waste-to-Energy segment had a total of 255 full time employees. The employees of the PERC facility and the Nashville facility are not Company employees. None of the employees in the Waste-to-Energy segment are covered by collective bargaining agreements and management considers its employer relations to be good.

RESIDENTIAL RECYCLING SEGMENT

      The Residential Recycling segment consists of seventeen facilities which process and market recyclable materials under long-term contracts with municipalities and commercial customers. The recyclable materials consist principally of old newspapers ("ONP"), old corrugated containers ("OCC"), mixed paper ("MP") and commingled bottles and cans which consist of steel, aluminum, plastic and glass. All the facilities, except one in Greensboro, North Carolina ("GBO Facility") process the paper and the commingled bottles and cans on two separate processing lines. The various grades of paper are processed on a sorting line which separates the various types of paper through the use of mechanical and manual techniques at various picking stations. The process also eliminates non-recyclable materials. The recyclable paper materials recovered by this process are baled and shipped primarily to domestic paper mills or to the Company's Finished Products segment.

      The commingled bottles and cans are processed on a separate processing line. The material is separated using both mechanical methods, such as air-classifiers to separate glass from other materials, eddy current separators for aluminum and magnets for ferrous materials, and manual labor. The recovered materials are separated by type and/or color, then baled in the case of plastics, ferrous metals, and aluminum or crushed in the case of glass. The recovered materials are sold to manufacturers or to the Company's Finished Products segment for use in the production of intermediate and finished products. Any non-recyclable material is disposed using third party waste haulers.

      The GBO Facility receives materials in a single stream. Thus, only one processing line is used to separate the material. This facility relies more heavily on manual sorting than the other facilities. However, the products produced and the method of delivery to customers is essentially the same as at other facilities.

      ACQUISITION OF FCR

      On August 28, 1998, the Company acquired the stock of FCR. FCR is a diversified recycling company, headquartered in Charlotte, North Carolina that provides residential and commercial recycling, processing and marketing services and manufactures finished products, such as cellulose insulation, using recyclable materials. FCR owns and operates seventeen material recycling facilities ("MRF"), six cellulose insulation manufacturing ("Insulation") facilities and three plastic reprocessing ("Plastic") facilities located in 12 states. The MRF's are included in the Residential Recycling segment while the Insulation and Plastic facilities are in the Finished Products segment. The aggregate purchase price of approximately $63.6 million consisted of (i) 1,714,285 shares of the Company's common stock valued at $18.96 per share (based on the closing price of the common stock at the date of announcement) and (ii) approximately $31.1 million in cash.

      LONG TERM CONTRACTS WITH MUNICIPALITIES

      Approximately 74.2% of the material provided to the Residential Recycling segment is delivered pursuant to long-term contracts with municipal customers. The contracts generally have a term of five to ten years and these contracts expire at various times between 1999 and 2018. The terms of each of the contracts vary but all the contracts provide that the municipality or a third party deliver materials to the Company's facility. In approximately 41% of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, the Company pays or charges the municipality a fee for each ton of material delivered. In 1998, these fees ranged from charging the municipality $35 per ton to the Company paying a municipality $50 per ton. Some contracts contain "revenue sharing arrangements" under which the Company pays the municipality a specified percentage of the revenue from the sale of the recovered materials.

      LONG-TERM CONTRACTS WITH CUSTOMERS

      The Residential Recycling segment derives approximately 64% of its revenues from the sale of recyclable materials. The resale and purchase prices of the recyclable materials, particularly ONP, OCC, plastic, ferrous and aluminum metals, can fluctuate based upon market conditions. The Company utilizes long-term supply contracts with customers with floor price arrangements to minimize the commodity risk for certain recyclables, particularly ONP and aluminum metals. Under such contracts, the Company obtains a guaranteed minimum price ("floor price") for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies which utilize the recyclable materials in their manufacturing process. In 1998, 66% of the revenues from the sale of recyclable materials of the Residential Recycling segment were derived from sales under these long-term contracts.

      MARKETING

      The Residential Recycling segment has a coordinated marketing strategy for monitoring the status of municipal contracts throughout the country. The Director of Business Development is responsible for maintaining a national database of all municipal contracts. This database tracks the status of the current contracts and enables the Company to prepare a specific marketing plan as each contract approaches its expiration date. The Director of Business Development is assisted by the Residential Recycling Division President, and regional managers assist with specific municipalities within their service area. The Company also maintains periodic contacts with the appropriate employees of the municipalities to ensure that the Company is part of the bidding process. The Residential Recycling segment also has regional sales personnel who obtain spot tonnage for the segment by marketing to municipal and commercial haulers.

      COMPETITION

      The residential recycling industry is highly competitive and requires substantial capital resources and prior experience to bid on municipal contracts. Competition is both national and regional in nature. Certain of the markets in which the Company competes are served by one or more of the large national solid waste companies such as Waste Management, BFI, Allied Waste and Republic Services, as well as numerous regional and local competitors which offer competitive prices and quality service.

      CUSTOMERS

      The Residential Recycling segment provides recycling services to municipal, commercial and solid waste collection customers within the geographic proximity of the respective facilities.

      RAW MATERIALS

      The Residential Recycling segment received 74.2% of its material under long-term agreements. These contracts generally provide that all recyclables collected from the municipal recycling programs be delivered to the facility which is owned or operated by FCR. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

      SEASONALITY

      The Residential Recycling segment experiences increased volumes of ONP in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the facilities located in Florida experienced increased volumes of recyclable materials during the winter months followed by decreases in the summer months in connection with seasonal changes in population.

      EMPLOYEES

      As of December 31, 1998, the Residential Recycling segment had a total of 522 full-time employees. None of the Residential Recycling segment's employees are covered by collective bargaining agreements and the Company considers its employee relations to be good.

COMMERCIAL RECYCLING SEGMENT

      The Commercial Recycling segment consists of the operations of Zaitlin (acquired August 1997), the Chicago Facility, the Newark Facility, and the Charlestown Facility (all acquired November 1997), NJ Fibers, which consists of the operations of Gaccione and Atlantic Coast (acquired August 1998) and the brokerage activities of K-C in Portland, Oregon and Lakewood, New Jersey (acquired September 1997). The operations process and market paper fibers obtained from commercial customers and broker paper fibers for the Company's processing facilities and external customers.

      FORMATION OF NJ FIBERS

      As part of the formation of NJ Fibers, on August 24, the Company acquired Atlantic Coast and Gaccione. Atlantic Coast operates a high-grade paper processing plant in Passaic, New Jersey. Payment of the purchase price for Atlantic Coast of approximately $9.7 million consisted of (i) 123,532 shares of the Company's common stock valued at $20.29 per share (based on the closing price of the common stock on the date of the announcement) (ii) approximately $7.0 million in cash and (iii) warrants to purchase 20,000 shares of common stock valued at approximately $0.2 million at the date of acquisition. Gaccione operated a high-grade paper processing facility in Clifton, New Jersey. Payment of the purchase price of approximately $7.0 million consisted of (i) approximately $5.9 million in cash and (ii) a 7% interest bearing promissory note in the principal amount of approximately $1.1 million with monthly principal and interest payments through February 2001.

      Under the terms of the respective acquisition agreements, the Company agreed to a payment of an additional purchase price for Atlantic Cost and Gaccione of 150,000 shares of the Company's common stock in September 1998.

      The Gaccione plant in Clifton, New Jersey closed and the operations have been transferred to the Atlantic Coast facility in Passaic, New Jersey. NJ Fibers primarily processes and sells paper fibers that are purchased from municipal and commercial accounts. The paper fibers consist of pre and post-consumer high-grade paper and post-consumer low-grade paper such as ONP and OCC. The pre-consumer paper consists of various grades of paper fibers obtained from commercial printing and document publishing houses. The post-consumer paper consists of office paper obtained from office buildings, commercial haulers and other commercial customers. NJ Fibers processes over 130,000 tons of recyclable material on an annual basis.

      Incoming material is processed using several different methods depending on the quality of the materials delivered. Mixed paper is processed on a mechanical sorting line, where contaminants are manually removed and higher-value items are extracted for upgrading and separate baling. Paper fibers that have been presorted by customers are inspected on the processing floor, where contaminants are removed prior to being baled. NJ Fibers also purchases baled materials from commercial customers. The baled paper is shipped by truck and rail to domestic and international paper mills.

      NJ Fibers also brokers paper fibers for customers. The brokered material is generally shipped by the customer to the paper mill and NJ Fibers earns a specified amount per ton for marketing the material. The NJ Fibers brokerage business was consolidated with the K-C brokerage business during 1998.

      CHARLESTOWN FACILITY

      The Charlestown Facility consists of two buildings leased from two separate landlords. One building, the residential building, is used to process residential or post consumer recyclables and the other building, the commercial building is used to process commercial recyclables such as high grade paper from printers. The residential building receives ONP, OCC and commingled bottles and cans. These materials are processed on a series of processing lines which separate various grades of paper and OCC through the use of mechanical processes and labor at various picking stations. The resulting processed ONP and OCC is baled and shipped to domestic and international paper mills. The commingled bottles and cans are processed on a separate set of processing lines in the residential building. These products are sold to manufacturers for use as raw material in the production of intermediate and finished products.

      The Company has entered into a series of variable rate tipping contracts with municipalities in the Boston area pursuant to which, the residential building of the Charlestown Facility receives ONP, OCC and commingled bottles and can from several commercial haulers and local municipalities, including the City of Boston and numerous surrounding municipalities.

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

      Incoming material is run over a sorting line, where contaminants are removed and higher value items are extracted for upgrading and separate baling. Thus, different grades of secondary fiber are produced to meet the demands of specific paper mills, and higher values are obtained. The graded paper is baled and shipped to domestic and international paper mills.

      NEWARK FACILITY

      The Newark Facility consists of three processing buildings, a small separate office building, and a separate scalehouse, all located within an industrial park. These facilities process ONP and OCC, post-consumer office waste, as well as pre-consumer papers from printers and document publishing houses and either post-consumer or pre-consumer paper, and a transloading site for commingled materials.

      A substantial portion of the ONP received at the Newark Facility currently comes from other recyclers as opposed to directly from municipalities. OCC principally comes from commercial haulers. A third source of material is another recycling firm located nearby, which pays the Newark Facility a fixed fee per ton to have its material processed and baled at the Company's facility.

      One of the buildings has two parallel sorting lines which are designed to handle office waste and other mixed grades coming from commercial establishments. The first sorting line accepts "dirty" office mixes which may contain glass, cans, and other non-fiber material. The material is first passed over a screening device which allows all small particles and objects to fall through, while all the paper is carried over onto a sort line. Employees then remove the corrugated and other mixed paper, leaving the higher quality office papers for baling at the end. The second office paper line is designed for clean office mixes with no cans, glass, grit or dirt. On this line, employees then separate high grades such as computer paper and clean white ledger. The remaining material is collected after processing to be sold as mixed office paper. A section of the second building is also used both to cut books received from printers to extract the high quality paper inside and also to segregate and store other high quality pre-consumer papers from printers.

      Another building has a sort line and several work areas which can be used for either low grade or high grade paper as well as a tipping area for commingled materials. The facility currently does not process commingled material. The building is used to transfer this material to larger trucks for shipment to the ultimate processing location.

      Almost all ONP and OCC pricing is determined each month based on local end-market prices. The marketplace is highly competitive, due to the presence of several other large operations within a 20-mile radius.

      Non-recyclable residuals in Newark are handled by third parties.

      CHICAGO FACILITY

      The Chicago Facility currently serves the low-grade, post-consumer market. It consists of a single one-story building with two adjoining buildings that enclose rail sidings, one on each side of the central structure. Each siding is capable of storing six 40-foot boxcars.

      A significant portion of the material which arrives at the Chicago Facility has been baled at the supplier's facility. Suppliers are generally large printing operations with significant recycling and paper recovery activities. Material which arrives loose is sorted and baled.

      The majority of the materials for this facility is obtained on a spot market basis. Almost all of Chicago's material is sold to domestic paper mills, as compared to Boston and Newark, which sell more than half of their materials to overseas customers.

      MARKETING

      K-C markets secondary fiber, pulp and paper worldwide from offices in Portland, Oregon and Lakewood, New Jersey. K-C is responsible for marketing the majority of the Commercial Recycling segment's international sales. K-C has integrated into its operations marketing personnel from Zaitlin, Prins and NJ Fibers. K-C also actively trades secondary fiber pulp and paper for third party recyclers and paper produces. The Commercial Recycling segment processing plants have marketing personnel who obtain spot market material through direct marketing to suppliers in close geographic proximity to the plant.

      COMPETITION

      The Company's waste paper brokerage business faces extensive competition. Such businesses operate with relatively thin profit margins. In order to be profitable, the waste paper broker must arrange to simultaneously buy and sell waste paper, while providing a sufficient margin to cover transportation costs and insurance. Generally, paper mills purchase paper under long-term contracts which provide for purchase prices that are adjusted in accordance with a relevant paper price index. A significant portion of the sales made by K-C are to foreign customers, and such sales are contingent upon the availability of letters of credit for such customers.

      The Commercial Recycling segment's waste paper processing plants in Biddeford, Maine, Charlestown, Massachusetts, Chicago, Illinois, Newark and Passaic, New Jersey face significant competition in each of its markets. The Newark recycling market is burdened with industry-wide overcapacity and continual price pressure. Combined with high labor costs, the Newark market currently operates at very low profit margins. In the Chicago and Charlestown market, the Company's recycling plants have relatively low utilization and price competition is extensive. The NJ Fibers facility in Passaic has several competitors in the market; however, NJ Fibers is the largest paper processor in the market.

      CUSTOMERS

      The Commercial Recycling segment processing facilities provides recycling services to municipalities, commercial haulers and commercial waste generators within the geographic proximity of the processing facilities. K-C brokers products, including recyclable material processed at facilities operated by the Residential and Commercial segments, principally to paper and box board manufacturers in the United States, Canada, Pacific Rim countries, Europe and South America.

      RAW MATERIALS

      The facility in Biddeford, Maine and the Charlestown, Massachusetts commercial recycling facility's receive high-grade paper from printers and publishing houses. The Chicago Facility's suppliers of high grade, pre-consumer recyclable paper are generally large printing operations with significant recycling and paper recovery operations of their own. The Newark Facility receives a majority of its OCC and ONP from other recyclers and haulers. Its office paper is obtained from haulers and directly from the City of New York. Its preconsumer paper is received from printers and publishing houses.

      K-C obtains it products from certain facilities within the Commercial Recycling segment and the Charlestown facility within the Residential Recycling segment, from waste generators, and from third party processors.

      SEASONALITY

      The Commercial Recycling segment experiences increased quantities of ONP and OCC in November and December, followed by reduced quantities in January, due to increased newspaper advertising and retail activity during the holiday season.

      EMPLOYEES

      As of December 31, 1998, the Commercial Recycling segment had a total of 480 full time employees. The only employees covered by a collective bargaining agreement were employed by NJ Fibers. The employees at NJ Fibers in Passaic, New Jersey are represented by the Teamsters under three separate collective bargaining agreements. The collective bargaining agreement expires on dates ranging from February 2000 to November 2000. Management considers its employee relations to be good.

FINISHED PRODUCTS SEGMENT

      The Finished Products segment consists of the operations of Power Ship and Manner (acquired November 1996), the cellulose insulation plants and the plastic reprocessing plants of FCR (acquired

August 1998, See Residential Recycling), plastic reprocessing operations of First State (acquired August 1998), and the glass pellet processor Seaglass (formed by KTI in February 1998).

      ACQUISITION OF FCR

      As described in the Residential Recycling section, FCR was acquired on August 28, 1998. In addition to the residential recycling facilities, the Company acquired six cellulose insulation manufacturing plants and three plastic reprocessing plants.

      INSULATION DIVISION

      The Insulation division manufactures cellulose insulation, which is primarily used in the construction of manufactured housing and single family residential homes. The Company is the second largest producer of cellulose insulation in the country and operates five manufacturing facilities located in Ronda, North Carolina; Tampa, Florida; Phoenix, Arizona; Clackamas, Oregon; and Delphos, Ohio. The Company constructed a sixth plant in Waco, Texas which began operations in February 1999. The insulation produced by the Insulation division is primarily sold to the manufacturers of manufactured housing and insulation contractors throughout the country.

      The primary raw material for the Insulation division is ONP collected from residential recycling programs such as those operated by the Residential Recycling segment. The ONP is received in a baled or loose form and processed through a system of mills, screens, and filtration systems. It is chemically treated utilizing a proprietary technique during the manufacturing process in order to comply with all federal and state governmental requirements regarding fire retardance. The production processes were designed to maximize throughput and product quality in a continuous manufacturing process. The Company also performs daily testing of products to ensure compliance to customer and governmental specifications for quality and fire retardancy.

      PLASTICS DIVISION

      The Plastics division is a reprocessor of high density polyethylene ("HDPE") plastics collected primarily from residential recycling programs and industrial suppliers. The majority of the Plastics division's raw materials are obtained from the Residential Recycling segment. Until August, 1998 the Plastics Division operated three manufacturing facilities located in Reidsville, North Carolina; Rockingham, North Carolina; and Hamlet, North Carolina. The Rockingham, North Carolina plant was then closed and the equipment relocated to Reidsville and Hamlet, North Carolina.

      The recovered plastics materials are ground, washed and repelletized utilizing a custom-designed system of grinders, washing, drying and extrusion systems. The recycled plastics are sold primarily to manufacturers of floral nursery containers and packaging materials for household and automotive products.

      Plastics products are substitutes for "virgin" HDPE plastic resin. Accordingly, the price of the Company's reprocessed plastics materials varies based on the market price for "virgin" HDPE resin. In order to reduce its vulnerability to price swings, the Company sells its reprocessed plastics under a "tolling" arrangement. Under this arrangement, the price charged by the Company fluctuates with the market price of the recycled plastics. Thus, the risk of fluctuating prices for the recycled plastics is borne by the Company's suppliers and customers.

      The Plastics division has a long-term contract with its largest customer, which expires on August 31, 2000. This contract requires the customer to purchase a specified quantity of plastic at prices determined by a tolling formula defined in the contract. Sales to this customer in 1998 represented 47.7% of the net revenues of the Plastics division (11% of total revenues of the Finished Products segment). On December 23, the Company signed a long-term contract with another large customer. Both customers will produce finished products adjacent to the Plastics division facility in Reidsville, North Carolina.

      MARKETING

      The Insulation division's products are sold primarily to manufactured housing companies, insulation contractors and building material products distributors, and through retail home improvement centers. The Company's sales force maintains periodic contact with each customer and monitors product quality and service issues. The Company also has technical representatives that visit manufactured housing production plants and insulation contract job sites to assist customers in training their employees to properly install cellulose insulation. This service provides additional support to the customers and provides the Company effective information regarding the quality of the cellulose insulation product.

      Because the number of customers of FCR's Plastic facilities are limited, a dedicated sales force is not required. Operating personnel maintain contacts with the key customers and target and periodically pursue new markets as opportunities arise. The Company meets with its largest customers on a monthly basis to address quality and service issues, allowing the Company to respond to issues impacting customer satisfaction on a timely basis. Manner has a marketing staff of seven commission-based recycled plastic brokers. This staff identifies industrial customers with scrap plastic resins which can be utilized in value added recycling plants. Manner manages the movement of all material through internal truck brokers at Power Ship.

      COMPETITION

      The insulation industry is highly competitive and requires substantial capital and labor resources. In its insulation manufacturing activities, the Company primarily competes with manufacturers of fiberglass insulation such as Owens Corning, Certainteed and Schuller International. The fiberglass insulation manufacturers currently have a significant market share and are substantially better capitalized than the Company. The largest producer of cellulose insulation is Louisiana Pacific, a large building products manufacturer. The Company primarily competes with cellulose and fiberglass insulation manufacturers by charging competitive prices and offering a quality product and excellent customer service support. Competitive pricing against manufacturers of fiberglass insulation is achieved because the manufacturing of cellulose insulation requires a lower amount of investment in labor and capital compared to fiberglass insulation.

      The plastics industry is highly competitive and requires substantial capital investment in equipment. The Plastics division's primary competition comes from other reprocessors of recycled plastics, as well as suppliers of virgin HDPE resin. These competitors have significantly greater financial and other resources than the Company. The Plastics division competes primarily by obtaining a guaranteed stream of quality raw material from the Residential Recycling segment, charging competitive prices and offering quality products. Competitive pricing is achieved because the cost to reprocess plastics requires a lower amount of investment in capital as compared to the manufacturing of virgin plastic resin and usually sells at a lower price per pound. This enables the plastic division to obtain long-term supply contracts with customers to ensure a consistent sales volume for its facilities.

      Manner competes with several other recycled plastic brokers and direct marketing from plastic recycling plants for the post-industrial plastic scrap and with materials recovery facilities for post-consumer plastics. The Company believes that Manner will continue to be competitive as a result of its knowledge of the plastic recycling market and its reputation and relationship with its customers.

      CUSTOMERS

      The Insulation division sells its products to manufacturers of manufactured homes, insulation contractors, and retail home improvement stores throughout the United States.

      The Plastic division primarily sells its products to manufacturers located in facilities adjacent to or in close proximity to the respective facilities. Manner sells principally to manufacturers in the United States.

      RAW MATERIALS

      The primary raw material for the Insulation Division is ONP collected from residential recycling programs such as those operated by the Residential Recycling segment. In 1998, 9.1% of the tons of ONP utilized by the insulation division were purchased from the Residential Recycling segment. The remaining tons were purchased from municipalities, commercial haulers, and paper brokers. The chemicals used to make the ONP fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

      The Plastic Division's primary raw material is baled plastic containers collected from residential recycling programs such as those operated by the Residential Recycling segment and ground material from industrial customers. In 1998, 53.0% of the Plastic division's raw material was purchased from the Residential Recycling segment.

      SEASONALITY

      The Insulation division experiences lower sales in November and December as a result of lower production of manufactured housing due to holiday plant shut downs.

      EMPLOYEES

      As of December 31, 1998, the Finished Products segment had a total of 258 full time employees. None of the Finished Product segment's employees are covered by collective bargaining agreements and the Company considers its employee relations to be good.

GOVERNMENTAL REGULATION

      GENERAL

      The operations of the Company's waste handling businesses are subject to extensive governmental regulations at the federal, state, local and provincial levels. The Company believes that its operations are in material compliance with existing laws and regulations material to its business. The laws, rules and regulations which govern the waste handling businesses are very broad and are subject to continuing change and interpretation. No assurance can be given that the Company will be able to obtain or maintain the licenses, permits and approvals necessary to conduct its current business or possible future expansions of its business. The failure to obtain or maintain requisite licenses, permits and approvals or otherwise to comply with such existing or future laws, rules and regulations or interpretations thereof could have a material adverse effect on the Company's operations. The following discussion of statutes, regulations and court decisions are brief summaries, are not intended to be complete and are qualified in their entirety by reference to such statutes, regulations and court decisions.

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

      PURPA requires that electric utilities purchase electricity generated by qualifying facilities at a price equal to the purchasing utility's full "avoided cost". Avoided costs are defined by PURPA as the incremental costs to the electric utility of electric energy or capacity or both which, but for the purchase from the qualifying facility, such utility would generate itself or purchase from another source.

      The Company's waste-to-energy business, which accounted for approximately 47.0% of the Company's revenue during 1998, is dependent upon electric utilities that purchase energy produced at the Company's waste-to-energy plants. Pursuant to the Maine Energy PPA, the Bangor Hydro PPA and the Florida Power PPA, these utilities have agreed to purchase electricity generated by the respective waste-to-energy facility at contractually agreed rates. Sales of electricity to these utilities accounted for approximately 48.1%, 57.1% and 81.6% of revenues of Maine Energy, PERC and the Telogia Facility, respectively, in 1998. In the event of the deregulation of electric utilities, certain electric companies may no longer be financially viable. To the extent that the electric utilities with whom the Company has contracts is adversely impacted by deregulation, such utilities may not be able to perform their obligations under such purchase power agreements. The State of Maine has recently enacted deregulation legislation which will require the local utilities to transfer their respective contracts with Maine Energy and PERC to newly formed regulated transmission and distribution companies. The costs of such contracts will be passed through to rate-payers beginning in the year 2000 through these transmission and distribution companies.

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

      In May 1994, in C&A Carbone, Inc. v. Town of Clarkstown, the United States Supreme Court struck down, as an unlawful violation of the "commerce clause" of the United States Constitution, a flow control ordinance enacted by the Town of Clarkstown, New York. The Company does not believe that loss of flow control provisions would adversely impact operations at either the Maine Energy facility or the PERC facility. The long-term waste handling agreements for such facilities contractually require the municipalities to pay for waste disposal whether or not the waste is delivered. Therefore, the municipalities have little financial incentive to pay for the disposal of MSW at alternative sites even at lower tipping fees. More significantly, however, the Company believes that the tipping fees charged by both Maine Energy and PERC are parallel with long-term tipping fees currently being charged by landfills and less than tipping fees of other waste incinerators in the region. In addition, the closing of landfills and the remoteness of Maine from urban areas means that there are few disposal alternatives available to Maine municipalities. Finally, as transportation costs are a significant part of total disposal costs, it is unlikely that existing disposal facilities located outside of the Maine Energy or PERC facility waste generation areas would be able to lower their tipping fees to a point that would justify the incurrence of the additional transportation expense. The Company believes that comparatively low tipping fees at the Maine Energy and PERC facilities will make them attractive alternatives to waste generators who may be free to look elsewhere if flow control ordinances restricting their disposal opportunities become unenforceable.

      ENVIRONMENTAL LAWS

      While increasing environmental regulation often presents new business opportunities to the Company, it likewise often results in increased operating costs as well. The Company strives to conduct their operations in compliance with applicable laws and regulations, including environmental rules and regulations, and have as their goal 100% compliance with such laws and regulations. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, management of the Company believes that in the ordinary course of doing business, companies in the environmental services and waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities. At December 31, 1998, there were no pending governmental environmental enforcement proceedings where the Company, believes potential monetary sanctions will exceed $0.1 million

      The Telogia Facility is currently in violation of its Waste Water Discharge Permit (the "Permit"). This violation involves the temperature of the water used in the cooling process and in the opinion of management, does not involve a significant environmental issue. The Company has requested a modification to the permit from the Florida Department of Environmental Protection to change the monitoring procedures and enable the Company to operate in compliance with the permit.

      The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the plants, equipment, and vehicles of the Company or any operating subsidiary of the Company based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would have a negative impact on the Company's business and operations and could have a material adverse impact on the Company's financial results.

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

      Timely applications have been made for the air emissions permits for the Maine Energy, PERC and Telogia facilities. Under Maine regulatory law, a permit continues in effect provided that a timely application for renewal is made. In Maine Energy's case, the application was submitted in compliance with state mandate during August 1996. Thereafter, in December 1996, a public hearing was held by the MDEP on the application and to address the favorable results of an independently conducted health risk assessment pertaining to Maine Energy. In the case of PERC, a renewal application was submitted in advance of the deadline. PERC is awaiting notification from the state of Maine to finalize approval of the air emission permit. Management of the Company believes that the Maine Energy, PERC and Telogia facilities are in compliance with the federal Clean Air Act, its implementing regulations and all other applicable regulations and, therefore, anticipates that the permits will be renewed following the hearings. There can be no assurance, however, that new conditions will not be imposed in the permits or that the permits will be renewed.

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

      In order to operate the Lewiston Facility, Bio Fuels is required to maintain a site location and solid waste permit issued by MDEP and a junkyard permit issued by the City of Lewiston, Maine. Maine state law and an ordinance of the City of Lewiston forbid the operation of "junkyards" without obtaining a permit. The nature of the Lewiston Facility's operation puts it within the definition of a junkyard. The permit is issued on a yearly basis and local officials have the authority to impose conditions in the permit consistent with public health and safety. Renewal is subject to a public hearing. The KTI Bio Fuels permit contains numerous special conditions, the majority of which were inserted in response to two fires that occurred at the Lewiston Facility, including, without limitation, restrictions on the number and size of wood waste piles which may be maintained on the premises and the requirement that fire hydrants and an additional access road to the Lewiston facility from the main road be provided. The permit for the maintenance of a site location and solid waste permit and the junkyard permit were most recently renewed during January 1999. The Company believes that the Lewiston facility is in compliance with the provisions of the permit.

      TWM is involved in the transportation of both liquid and solid waste. TWM is a fully licensed hazardous waste transporter and operates both a hazardous waste and a special waste transfer facility at its Newington, New Hampshire site. TWM also operates a 700,000 gallon used oil processing and marketing facility at the Newington site. TWM's operations staff is fully trained for emergency response work, industrial service work and tank cleaning, removal and maintenance services. Its compliance and training department is fully staffed to deal with all Occupational Safety and Health Administration, Department of Transportation, United States Environmental Protection Agency and state rules and regulations.

FORWARD-LOOKING STATEMENTS

      All statements contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts, including but not limited to statements regarding the Company's current business strategy, prospective joint ventures, and plans for future development and operations and predictions of future tipping fees, management fees payable to KTI, future compliance with applicable laws and governmental regulations, future capacity and processing amounts and cash flow and its uses, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, many of which are not within the Control of the Company. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) the availability of sufficient capital to finance the Company's business plan and its other capital needs on terms satisfactory to the Company; (ii) competitive factors such as availability of less expensive waste disposal outlets or expanded recycling programs that may significantly reduce the amount of waste products available to the Company's facilities; (iii) changes in labor, equipment and capital costs; (iv) the ability of the Company to consummate any contemplated joint ventures and/or restructuring on terms satisfactory to the Company; (v) changes in regulations affecting the waste disposal and recycling industries; (vi) the ability of the Company to comply with the restrictions imposed upon it in connection with its outstanding indebtedness; (vii) future acquisitions or strategic partnerships;
(viii) general business and economic conditions; and (ix) other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2: PROPERTIES

      The following is a summary of the principal properties of the Company as of May 10, 1999.

          FACILITY                          TYPE                      LOCATION               FEET                STATUS
WASTE-TO-ENERGY

      Maine Energy                  Power Generation            Biddeford, ME                 137,000      Owned
      PERC                          Power Generation            Orrington, ME                 177,000      Owned
      Telogia Facility              Power Generation            Telogia, FL                    73,000      Owned
      Multitrade-Martinsville       Steam Generation            Martinsville, VA               24,000      Owned
      Multitrade-Martinsville       Steam Generation            Martinsville, VA               11,000      Owned
      Multitrade-Dupont             Steam Generation            Martinsville, VA                1,300      Owned
      AART                          Ash Recycling               Nashville, TN                  15,000      Owned
      TWM and Specialty
        Waste                       Waste Processing            Newington, NH                   6,500      Owned
      BioFuels                      Waste Processing            Lewiston, ME                   14,700      Owned
      Cairo Facility                Wood Processing             Cairo, GA                       6,000      Owned
      KTI Tire                      Tire Processing             Cambridge, Ontario,            32,000      Owned
                                                                Canada

      Administrative                Office Space                Saco, ME                        5,800      Lease expiring 2003
      AFA Group, Inc.               Mulch Processing            Newark, NJ                     70,000      Lease expiring 2004

RESIDENTIAL RECYCLING
      Stratford                     MRF                         Stratford, CT                  46,000      Note 1
      Mecklenburg County            MRF                         Charlotte, NC                  90,000      Note 1
      Greensboro                    MRF                         Greensboro, NC                 42,000      Lease expiring 2003
      Camden                        MRF                         Camden, NJ                     45,000      Lease expiring 2003
      Lee County                    MRF                         Ft. Myers, FL                  45,000      Note 1
      Morris County                 MRF                         Mine Hill, NJ                  26,000      Lease expiring 2000
      Memphis                       MRF                         Memphis, TN                    40,000      Owned
      Washington                    MRF                         Alexandria, VA                 50,000      Lease expiring 2005
      Hartford                      MRF                         Hartford, CT                   45,000      Note 1
      Greenville                    MRF                         Greenville, SC                 60,000      Lease expiring 2002
      West Palm Beach               MRF                         West Palm, FL                  70,000      Note 1
      Ann Arbor                     MRF                         Ann Arbor, MI                  30,000      Note 1
      Saginaw                       MRF                         Saginaw, MI                    25,000      Owned
      Columbia County               MRF                         Claverack, NY                  18,000      Owned
      Howes Cave                    MRF                         Howes Cave, NY                 40,000      Lease expiring 2004
      Athen/Clarke                  MRF                         Athens, GA                     22,000      Owned
      Sarasota                      MRF                         Sarasota, FL                   33,000      Owned
      Administration                Office Space                Charlotte, NC                  20,000      Lease expiring 2003

COMMERCIAL RECYCLING
      Charlestown                   MRF                         Charlestown, MA                62,000      Lease expiring 2002
      Charlestown                   MRF                         Charlestown, MA                75,000      Lease expiring 2002
      Newark Plant                  MRF                         Newark, NJ                    135,000      Lease expiring 2007
      Chicago Plant                 MRF                         Chicago, IL                    72,000      Owned
      NJ Fibers                     MRF/Office                  Passaic, NJ                    85,000      Lease expiring 2006
      Zaitlin                       MRF/Warehouse               Biddeford, ME                  30,000      Owned
      Zaitlin                       MRF                         Biddeford, ME                  12,000      Owned
      K-C                           Office                      Portland, OR                    2,352      Lease expiring 2000
      K-C                           Office                      Lakewood, NJ                    1,865      Lease expiring 2000

FINISHED PRODUCTS
      Ronda                         Insulation                  Ronda, NC                      77,000      Lease expiring 2005
      Tampa                         Insulation                  Tampa, FL                      70,759      Lease expiring 2018
      Clackamas                     Insulation                  Clackamas, OR                  10,000      Lease expiring 2002
      Delphos                       Insulation                  Delphos, OH                    26,000      Lease expiring 2003
      Phoenix                       Insulation                  Phoenix, AZ                    31,820      Lease expiring 2004
      Waco                          Insulation                  Waco, TX                       60,000      Lease expiring 2006
      Reidsville                    Plastic Reprocessing        Reidsville, NC                 80,000      Lease expiring 2007
      Hamlet                        Plastic Reprocessing        Hamlet, NC                     46,400      Lease expiring 2000
      First State                   Plastic Reprocessing        Wilmington, DE                 40,000      Lease expiring 2003
      Manner, Power Ship            Office                      Annapolis, MD                   2,000      Lease expiring 2003
      Seaglass                      Glass Processing            Newark, NJ                      5,000      Lease expiring 2007

CORPORATE
      Executive Office              Office                      Guttenberg, NJ                  5,000      Lease expiring 2001

Note 1: These properties are owned by the municipalities and operated by a subsidiary of the Company

ITEM 3.  LEGAL PROCEEDINGS

      Maine Energy is the plaintiff in a suit in the State of Maine against United Steel Structures, Inc. under a warranty to recover the costs which were, or will be incurred to replace the roof and walls of the

Maine Energy tipping and processing building. The judge in the case entered an order awarding Maine Energy approximately $3.3 million plus interest from May 10, 1994, to the date of the filing of the lawsuit, and court costs. The defendant filed an appeal on December 19, 1997. In February 1999, the Appellate Court reversed the trial court's verdict in favor of the Company and returned the case to the Trial Court.

      Two lawsuits have been filed on September 30, 1997 and March 6, 1998 by Capital Recycling of Connecticut ("Capital") in a Connecticut State Court against K-C, certain officers of K-C and other parties. The suits allege fraud, tortious interference with business expectancy and violations of the Connecticut Unfair Trade Practices Act. The actions are based on two contracts between Capital and K-C. The contracts require all disputes to be resolved by arbitration in Portland, Oregon. Pursuant to this requirement, K-C has initiated the arbitration process in Portland, Oregon. Subsequently, the parties agreed to arbitrate the dispute in Hartford, Connecticut. Discovery is now in process and the arbitration is expected to be held in June 1999.

      The Equal Employment Opportunity Commission has filed a lawsuit against FCR Tennessee, Inc. in the District Court for the Western District of Tennessee, Western Division, alleging sexual harassment by two managers and a sexually hostile work environment. The complainants seek compensation for past and future pecuniary and non-pecuniary losses as well as punitive damages and potential reinstatement of employment for Valerie L. Jacobs. FCR has retained counsel to defend this suit and has reported the lawsuit to FCR's D & O insurance carrier. Management is currently reviewing the lawsuit. The plaintiffs have demanded $105,000 and the Company has offered $30,000 in settlement. No agreement on settlement has been reached.

      On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of the Company, filed a lawsuit against the Company in the U.S. District Court for the District of New Jersey. The suit alleges breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with the Company. The suit also alleges that the Company inaccurately reported its financial results for the first quarter of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser is seeking damages for salary, bonus and other payments, including severance, and damages from his sale of approximately 50,000 shares of Common Stock resulting from the Company's allegedly inaccurate financial reports. Mr. Kaiser is also seeking a declaratory judgment that, upon closing of the Company's proposed merger with Casella Waste Systems, Inc., the change of control provision entitles him to receive two years' salary and to exercise 132,000 unvested options for the Company's Common Stock. The Company believes it has meritorious defenses to these claims.

      C.H. Lee, a former employee of FCR and a former majority shareholder of Resource Recycling, Inc. ("RRI"), instigated arbitration proceedings in Charlotte, North Carolina against the Company, FCR and FCR Plastics, Inc. ("FCR Plastics") in connection with the acquisition of RRI by FCR. Mr. Lee alleges that FCR and FCR Plastics acted to frustrate the "earn-out" provisions of the acquisition agreement and thereby precluded Mr. Lee from receiving or alternatively, reduced the sums to which he was entitled to receive. He also alleges that FCR and FCR Plastics wrongfully terminated his employment agreement. The claim for arbitration alleges direct charges in excess of $5.0 million and requests punitive damages, treble damages and attorneys fees. The Company, FCR and FCR Plastics have responded to the demand, denying liability and filed a counterclaim for $1.0 million for misrepresentations. The Company believes it has meritorious defenses to these claims.

      On or about April 26, 1999, Salvatore Russo purported to have filed an action in the U.S. District Court, District of New Jersey against the Company and two of its principal officers, Ross Pirasteh and Martin J. Sergi, on behalf of all stockholders who purchased common stock of the Company from May 4, 1998 through and including August 14, 1998. The complaint alleges that the defendants made material misrepresentations in the Company's Form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning its allowance for doubtful accounts and net income. The plaintiff is seeking undisclosed damages. The Company believes it has meritorious defenses to the complaint.

      Dennis McDonnell filed a lawsuit dated April 6, 1999 against U.S. Fiber, Inc., ("U.S. Fiber") a subsidiary of FCR. Mr. McDonnell, a former employee of U.S. Fiber, seeks a declaratory judgment regarding his rights and obligations under an Employment Non-Competition Agreement and an Employment Agreement that he previously had signed with two corporations that subsequently were merged with and into U.S. Fiber. The Company is defending the suit and believes it has meritorious defenses.

      The Company is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

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

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

      The following table sets forth the high and low sale prices for the Common Stock for the periods indicated, as reported on the NASDAQ Company's National Market System under the symbol KTIEE.

                                                              High                      Low
                                                              Price                     Price
                                                              -----                     -----
January 1, 1997 through March 31, 1997                       9 1/8                     7 9/64
April 1, 1997 through June 30, 1997                          9 1/2                     7 5/8
July 1, 1997 through September 30, 1997                      14 7/8                    8 7/8
October 1, 1997 through December 31, 1997                    17 1/2                    14 1/8
January 1, 1998 through March 31, 1998                       17 3/16                   15 3/16
April 1, 1998 through June 30, 1998                          23 3/4                    16 1/2
July 1, 1998 through September 30, 1998                      25 1/2                    15
October 1, 1998 through December 31, 1998                    24 3/8                    15 3/4

      On May 12, 1999, the last reported sale price of the Common Stock as reported on the NASDAQ National Market System was $11-3/8 per share. There were 242 record owners of the Company's 13,916,238 outstanding shares of Common Stock as of May 12, 1999.

      The Company has not paid any cash dividends on its Common Stock or the Series A Convertible Preferred Stock. On February 28, 1997, a 5% stock dividend was declared, payable on March 28, 1997 to holders of Common Stock of record on March 14, 1997. The Company's bank credit facility contains restrictions on the payment of cash dividends on the Common Stock. It is anticipated that for the foreseeable future, the Company will use its capital for strategic opportunities and to reduce debt and not pay cash dividends on its Common Stock.

ITEM 6.  SELECTED HISTORICAL CONSOLIDATED FINANCIAL INFORMATION


                                                                               YEAR ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------------------------

                                                   1998(4)           1997(4)             1996              1995              1994
                                                  ---------         ---------         ---------         ---------         ---------
                                                                       (In thousands, except per share amounts)
STATEMENT OF OPERATIONS DATA
Revenues                                          $ 192,977         $  96,157         $  68,508         $  38,083         $  37,783
Total costs and expenses                            179,454            84,320            33,603            38,459            37,615
Equity in net income of partnerships                                                        333               335               324
                                                  ---------         ---------         ---------         ---------         ---------
Income (loss) from continuing operations
 before minority interest, provision
 (benefit) for income taxes and
 extraordinary item                                  13,523            11,837            35,238               (41)              492
Minority interest (1)                                (5,408)           (6,331)          (18,610)           (1,287)           (1,920)
                                                  ---------         ---------         ---------         ---------         ---------
Income (loss) from continuing operations
 before provision (benefit) for income
 taxes and extraordinary item                         8,115             5,506            16,628            (1,328)           (1,428)
Provision (benefit) for income taxes                  1,046            (2,586)                                 65
                                                  ---------         ---------         ---------         ---------         ---------
Income (loss) from continuing operations
 before extraordinary item                            7,069             8,092            16,628            (1,393)           (1,428)
Loss from discontinued operations                                                          (714)              (86)
Extraordinary item - net                               (351)                             (2,248)              148
                                                  ---------         ---------         ---------         ---------         ---------
Net income (loss)                                     6,718             8,092            13,666            (1,331)           (1,428)
Accretion and paid and accrued dividends
 on preferred stock                                  (1,133)           (1,408)
                                                  ---------         ---------         ---------         ---------         ---------
Net income (loss) available for common
 shareholders                                     $   5,585         $   6,684            13,666            (1,331)           (1,428)
                                                  =========         =========         =========         =========         =========
Per Share Data:

Basic:
  Income (loss) from continuing operations        $    0.56         $    0.90         $    2.73         $   (0.26)        $   (0.42)
  Loss from discontinued operations                                                       (0.11)            (0.02)
                                                  ---------         ---------         ---------         ---------         ---------
  Income (loss) before extraordinary item              0.56              0.90              2.62             (0.28)            (0.42)
  Extraordinary item                                  (0.03)                              (0.37)             0.03
                                                  ---------         ---------         ---------         ---------         ---------
  Net income (loss)                               $    0.53         $    0.90         $    2.25         $   (0.25)        $   (0.42)
                                                  ---------         ---------         ---------         ---------         ---------
Weighted average number of shares used in
 computation (3)                                     10,549             7,404             6,082             5,264             3,409
                                                  =========         =========         =========         =========         =========

Diluted:
  Income (loss) from continuing operations        $    0.52         $    0.83         $    2.47         $   (0.26)        $   (0.42)
  Loss from discontinued operations                                                       (0.10)            (0.02)
                                                  ---------         ---------         ---------         ---------         ---------
  Income (loss) before extraordinary item              0.52              0.83              2.37             (0.28)            (0.42)
  Extraordinary item                                  (0.03)                              (0.32)             0.03
                                                  ---------         ---------         ---------         ---------         ---------
  Net income (loss)                               $    0.49         $    0.83         $    2.05         $   (0.25)        $   (0.42)
                                                  =========         =========         =========         =========         =========
Weighted average number of shares used in
 computation (2) (3)                                 11,398             8,426             6,934             5,264             3,409
                                                  =========         =========         =========         =========         =========

BALANCE SHEET DATA
Total assets                                      $ 422,966         $ 242,483         $ 123,074         $ 132,906         $ 131,383
Debt                                                218,698            94,267            39,073           115,376           127,348
Minority interest                                    19,526            22,105            10,872             1,840               553
Deferred revenue                                     33,871            37,500            41,250                                --
Shareholders' equity (deficit)                      115,230            72,740            25,704             6,881            (3,911)

(1) Minority interest for the year ended December 31, 1997, includes $4,620 and $102 for preacquisition earnings of PERC and AARNE, respectively. Minority interest for the year ended December 31, 1994 includes $1,367 of preacquisition earnings of Maine Energy.

(2) An adjustment for shares issued during the twelve month period prior to the Company's initial registration statement has been made.

(3) All periods reflect the effect of a 5% common stock dividend declared by the Board of Directors on February 28, 1997 and paid March 28, 1997.

(4) See "Item 7 -- Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of factors such as accounting changes, business combinations and dispositions of business operations that materially affect the comparability of the information reflected herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICTED)

GENERAL


      The Company is a holding company that derives its earnings from its subsidiaries. During 1998, as part of its integrated waste management strategy, the Company acquired several businesses and additional partnership interests.

      The Company continued the expansion of its capabilities in the Waste-to-Energy segment with the acquisitions of TWM, Multitrade, RTI, New Heights and Russell Stull. These acquisitions expanded the scope of the Company's waste processing capabilities as well as increased the number of waste-to-energy facilities. The Company also continued to execute its strategy of increasing its ownership of its existing waste-to-energy plants with the increase in its ownership in Maine Energy to 83.75% through the purchase of a 9.6% limited partnership from CNA. This transaction was not completed until December 30, 1998; thus, it does not have a significant impact on the results of operations for 1998.

      To expand into additional post-industrial and post-consumer recycling and the manufacture of finished products using recyclable materials, the Company acquired FCR. FCR is headquartered in Charlotte, North Carolina and operates seventeen material recycling facilities, six cellulose insulation manufacturing facilities, and three plastic reprocessing facilities located in 12 states. The Company also acquired Atlantic Coast and Gaccione which increased the Company's processing capabilities with the addition of a recycling facility in Passaic, New Jersey. Atlantic Coast and Gaccione also strengthen the Company's capabilities in the marketing of paper fibers. To supplement its plastics recycling and processing capabilities, the Company acquired First State.

Waste-to-Energy Segment

      The Company, since inception, has developed and managed waste-to-energy facilities. The Company's subsidiaries, Maine Energy and PERC, both take in municipal solid waste and the Telogia Facility takes in bio-mass waste and convert it into fuel which is consumed in the generation of electric power. A subsidiary of the Company is the operator of Maine Energy on a cost-plus basis and a co-operator of PERC on an annual fee basis.

      The waste-to-energy facilities principally derive their revenues from sale of electric power and steam generated from the combustion of waste products which is sold under long-term contracts with local utilities or commercial customers. Maine Energy and PERC also receive tipping fees under long-term, short-term, and commercial waste disposal contracts with municipalities and spot market waste received from commercial haulers. The remaining waste-to-energy facilities obtain a low percentage of their fuel supply under short-term tipping fee contracts with biomass waste generators and haulers.

      The Company's MSW waste disposal operations are subject to seasonal fluctuations. Reduced volumes of waste are generated during the winter months. The Company's Maine facilities are located in summer vacation areas. The waste-to-energy facilities also have periodic scheduled shutdowns each year, usually two weeks in April or May, for major maintenance and capital projects.

      In June 1998, PERC refinanced its bonds payable. In connection with the refinancing of PERC's bonds payable, the Bangor Hydro PPA was amended whereby BHE, which purchases the power from PERC, made a one-time payment of $6.0 million in cash and issued a non-interest bearing note due in 16 quarterly payments of $250,000 commencing on October 1, 1998 (the "BHE Payments") and issued warrants to a subsidiary of the Company to purchase shares of BHE common stock. Electric power revenues for 1998 include the $6.0 million payment, the present value of the BHE Payments (approximately $3.6 million) and the warrant valuation of approximately $3.8 million. Beginning as of the date of the amended Waste Disposal Agreement, BHE is entitled to receive a one-third share of PERC's distributable cash.

      Concurrent with the refinancing of the bonds payable and the amendment to the Bangor Hydro PPA, the Waste Disposal Agreements with certain municipalities ("Amending Charter Municipalities") were amended to extend the term of such agreements to the year 2019. In addition, PERC granted the Amending Charter Municipalities the right to purchase up to a 50% limited partnership interest in PERC for $31.0 million. Such purchases may only be made to the extent of their share of distributable cash from PERC, as defined, and one-half of the BHE Payments. Such amounts paid must be used to prepay the portion of the 1998 bonds then outstanding. The Amending Charter Municipalities were also granted the right to purchase the remaining partnership interest in 2018 at the then fair market value, as defined in the partnership agreement.

      The Waste Disposal Agreements were further amended to provide that the Amending Charter Municipalities would receive a one-third share of PERC's distributable cash, as defined, as a Performance Credit. Prior to this amendment, the municipalities received a Performance Credit equal to one-half PERC's distributable cash, as defined.

      The restructuring of the Bangor Hydro PPA and the Waste Disposal Agreements improve the long-term prospects for PERC through securing the volume of MSW delivered to the facility for an extended period and providing a competitive PPA for BHE. This enables BHE to remain competitive in the changing competitive market for electric power.

Residential Recycling Segment

      In August 1998, the Company expanded its capabilities in the processing of post-consumer materials from residential recycling programs with the acquisition of FCR. This acquisition provided a management team with operating expertise which will enable the Company to add additional facilities in the future.

      Approximately 74.2% of the material processed by the Residential Recycling facilities is delivered pursuant to long-term contracts with municipal customers with terms from five to ten years. The Company pays or charges the municipality a fee for each ton of material delivered. These contracts also frequently contain revenue sharing arrangements, under which the Company pays the municipality a specified percentage of the revenue from the sale of the recovered materials.

      The Residential Recycling facilities generate additional revenues from the sale of the recyclable materials. The revenues received from the sale of recyclable materials fluctuate with the changes in the market prices. The Company utilizes long-term supply contracts with customers with floor price arrangements to minimize commodity volatility and risk for certain recyclables. Under such contracts, the Company obtains a guaranteed minimum price ("floor price") for the recyclable materials along with a commitment to receive additional amounts if current market prices rise above the floor price. In general, the Company's strategy is to utilize long-term supply contracts with its customers to support the long-term contracts with municipalities and thus support the profitability of each contract.

Commercial Recycling Segment

      In August, 1998, the Company expanded its capabilities to process post-industrial and post-consumer paper fibers with the acquisition of Atlantic Coast and Gaccione. This acquisition also increased the Company's market share in the northern New Jersey market. This will enable the Company to integrate its existing facility in Newark, New Jersey into the marketing efforts of Atlantic Coast and Gaccione in an effort to increase volumes and improve the profitability of the Newark facility.

      The operations of the Commercial Recycling segment have continued to fall below management's expectations due to low volumes in the processing plants, reduced brokerage volumes as a result of the economic situation in the Pacific Rim, and lower commodity prices which reduced profit margins in this segment. The Company continues its efforts to improve the overall profitability of the remaining commercial plants located in Charlestown, Massachusetts, Franklin Park, Illinois and Biddeford, Maine.

Subsequent to December 31, 1998, the Company began negotiating with a third party to sell the Franklin Park facility for an amount which approximates the carrying cost of this facility. Management expects to complete this transaction in 1999, though there can be no guarantee that this transaction can be successfully completed.

      The Commercial Recycling segment contains K-C, which operates a worldwide secondary fiber and pulp brokerage operation. K-C markets the majority of the materials processed and exported by the commercial recycling facilities. The Company's strategy is to integrate the marketing capabilities of K-C, Atlantic Cost and Gaccione to improve the prices available for the recyclable materials and reduce costs by streamlining the operations of these units. The Company is also focused on improving profitability through analysis of the profitability of individual customer accounts and the installation of new information systems.

Finished Products Segment

      The Company entered into a new line of business with the addition of the manufacturing capabilities of FCR and First State. The Company's strategy is to expand its capabilities in the creation of finished products which utilize recyclable materials as a primary raw material in the manufacturing process. This reduces the risk of commodity price fluctuations by offsetting changes in the price of the recyclable materials produced by the Residential Recycling segment with changes in the cost to manufacture the finished products produced by the Finished Products segment. This strategy also offers the finished products segment a secure supply of quality raw materials.

      The Insulation Division manufactures cellulose insulation which is primarily used in the construction of manufactured housing and single family residential homes. The Company is the second largest producer of cellulose insulation in the country. Throughout 1998, the Company operated five manufacturing facilities located in Ronda, North Carolina; Tampa, Florida; Phoenix, Arizona; Clackamas, Oregon and Delphos, Ohio. The Company constructed a sixth plant in Waco, Texas, which began operations in February 1999. The insulation produced by the Insulation Division is primarily sold to the manufacturers of manufactured housing and insulation contractors throughout the country. The primary raw material for the Insulation Division is ONP collected from residential programs such as those operated by the Residential Recycling segment. The ONP is received in a bale or loose form and processed through a system of mills, screens, and filtration systems. It is chemically treated utilizing a proprietary technique during the manufacturing process in order to comply with all federal and state governmental requirements regarding fire retardance.

      The Plastics Division is a reprocessor of HDPE plastics collected primarily from residential recycling programs and industrial suppliers. The majority of the Plastics Division's raw materials are obtained from the Residential Recycling segment. For most of the year, the Plastics Division operated three manufacturing facilities located in Reidsville, North Carolina; Rockingham, North Carolina; and Hamlet, North Carolina. However the Rockingham, North Carolina plant was closed and the equipment relocated to Reidsville and Hamlet during 1998. Plastics products are substitutes for "virgin" HDPE plastic resin. Accordingly, the price of the Company's reprocessed plastics materials varies based on the market price for "virgin" HDPE resin. In order to reduce its vulnerability to price swings, the Company sells its reprocessed plastics under a "tolling" arrangement. Under this arrangement, the price charged by the Company fluctuates with the market price of the recycled plastics. Thus, the risk of fluctuating prices for the recycled plastics is borne by the Company's suppliers and customers.

      The Plastics Division has a long-term contract with its largest customer, which expires on August 31, 2000. This contract requires the customer to purchase a specified quantity of plastic at prices determined by a tolling formula defined in the contract. On December 23, 1998, the Company signed a long-term contact with another large customer. Both customers produce finished products adjacent to the Plastics Division facility in Reidsville, North Carolina.

      The Plastic Division manufacturing plants are complementary to Manner which is a broker of post-industrial and post-consumer plastics. The combination of these capabilities will enable the Company to expand its capabilities in plastic recycling and maintain its prominence in an expanding portion of the recycling industry.

      The Company's strategy is to continue expansion of its processing capabilities in the Finished Products segment. This expansion will further mitigate the impact of commodity price fluctuations on the Company's margins. It also offers the Company the opportunity to continue its growth by entering markets which are extensions of its capabilities in other business segments.

DISCONTINUED OPERATIONS

      On July 19, 1996, DataFocus, a wholly owned subsidiary of the Company, executed an agreement with CIBER. Pursuant to the Agreement, DataFocus sold substantially all of the assets of DataFocus' Business Systems Division, other than cash and accounts receivable, to CIBER for $5.0 million, subject to customary prorations. DataFocus retained cash, accounts receivables and substantially all of the liabilities of its Business Systems Division that arose prior to July 26, 1996. The net proceeds of such sale, including cash and accounts receivable retained, less related liabilities, were approximately $4.3 million.

      Additionally, on July 29, 1996, the Company sold the stock of DataFocus to certain members of the management of DataFocus. Pursuant to the sale, the Company received $5,000 in cash, the cancellation of stock options issued to DataFocus management to purchase 132,328 shares of the Company's Common Stock, the cancellation of an option to purchase 20% of the common stock of DataFocus and a royalty agreement. The Company received royalties of $60,000 in 1998 and 1997.

      A loss from discontinued operations of approximately $0.7 million for the year ended December 31, 1996 resulted from the sale and disposal of the Company's computer service division.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

                                                                                  YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                                                   (IN THOUSANDS)
                                                                         1998                           1997
                                                               ------------------------         -----------------------
Revenues                                                       $ 192,977         100.0%         $ 96,157         100.0%
Cost of operations                                               161,058          83.5%           76,646          79.7%
                                                               ---------         -----          --------         -----
     Gross Profit                                                 31,919          16.5%           19,511          20.3%

Selling, general and administrative                                7,729           4.0%            2,978           3.1%
                                                               ---------         -----          --------         -----
Income from operations                                            24,190          12.5%           16,533          17.2%

Interest expense, net                                             10,667           5.5%            5,086           5.3%
Other income, net                                                                                   (390)         (0.4%)
                                                               ---------         -----          --------         -----
     Income before minority interest, provision
     (benefit) for income taxes and extraordinary item            13,523           7.0%           11,837          12.3%

Minority interest                                                  5,408           2.8%            1,609           1.7%
Pre-acquisition earnings                                                                           4,722           4.9%
                                                               ---------         -----          --------         -----
     Income before provision (benefit) for income taxes
     and extraordinary item                                        8,115           4.2%            5,506           5.7%

Provision (benefit) for income taxes                               1,046           0.5%           (2,586)         (2.7%)
                                                               ---------         -----          --------         -----
     Income before extraordinary item                              7,069           3.7%            8,092           8.4%

Extraordinary item - Loss on early extinguishment of
  debt, net of minority interest and taxes                          (351)         (0.2%)
                                                               ---------         -----          --------         -----
     Net income                                                    6,718           3.5%            8,092           8.4%

Accretion and accrued and paid dividends on preferred             (1,133)         (0.6%)          (1,408)         (1.5%)
  stock
                                                               ---------         -----          --------         -----

     Net income available to common shareholders               $   5,585           2.9%         $  6,684           6.9%
                                                               =========         =====          ========         =====

      As a result of the acquisitions completed in 1998, the Company began reporting the results of operations by the following four segments: waste-to-energy, residential recycling, commercial recycling and finished products.

REVENUES

      Consolidated revenue for the year ended December 31, 1998, compared with the same period in 1997, increased approximately $96.8 million or 100.7%.

      Waste-to-Energy Segment

      The Waste-to-Energy segment consists of the operations of Maine Energy, PERC, TERI, Specialty Waste, AART, BioFuels, TWM (acquired January 1998), Multitrade (acquired June 1998), Russell Stull (acquired October 1998) and RTI (acquired in November 1998). Total revenues for this business unit were approximately $90.7 million for the year ended December 31, 1998, compared to approximately $71.8 million for the same period in 1997. This represents an increase of approximately $18.9 million or 26.3% for the year ended December 31, 1998 as compared to the same period in 1997.

      Revenues in the Waste-to-Energy segment are primarily derived from waste processing and electric power sales. Total tons received by Maine Energy and PERC increased 2.0% and 4.1%, respectively, in 1998, compared to 1997. The increases are due to higher MSW disposal rates in the areas proximate to the facilities which improved the competitive pricing position for Maine Energy and PERC. Waste processing revenues increased by approximately $2.6 million or 8.3% for the year. This increase is a result of increased prices charged per ton during 1998 versus 1997 of approximately 5.0% and additional revenues from the Total Waste Management acquisition offset by a 12.2% decrease in volume versus 1997 as a result of lower volumes at TERI's Cairo facility.

      Electric power revenues increased approximately $17.4 million or 44.3% during the year. Revenues for the year were higher due to the restructuring of the Bangor Hydro PPA in the second quarter. In connection with the restructuring, the Company received $6.0 million in cash and an agreement from BHE to pay the Company $250,000 per quarter over the next four years (a total of $4.0 million). PERC recorded the present value of these payments of approximately $3.6 million, plus the $6.0 million, as revenue during 1998. In addition, BHE issued warrants to purchase one million shares of BHE common stock to the partners of PERC. The Company's share, which was based upon its ownership percentage at PERC, was approximately 713,000 warrants. The estimated fair market value of these warrants as of the date of issuance was $5.35 per warrant and the Company recorded revenue of approximately $3.8 million in the twelve-month period. The remaining increase in revenues is a combination of the acquisition of Multitrade, the increase in the price per kilowatt hour charged during 1998 of 3% and the 1% increase in kilowatt hours as a result of a shorter outage period for Timber in 1998.

      Residential Recycling Segment

      This segment includes the residential recycling plants of FCR (acquired August 1998). This segment posted revenues of approximately $11.8 million for 1998 and there were no revenues from this segment for the same period in 1997 because the acquisition was completed in 1998.

      Commercial Recycling Segment

      The Commercial Recycling segment consists of the operations of Zaitlin (acquired August 1997), K-C (acquired September 1997), the commercial recycling plants acquired from Prins (acquired November 1997), and NJ Fibers, which consists of the operations of Gaccione and Atlantic Coast (acquired August
1998). Total revenue for this segment for the year ended December 31, 1998 was approximately $68.1 million compared to $17.7 million for the same period in 1997. This represents an increase in sales of approximately $50.4 million as compared to the same period in 1997. The increase in revenues is primarily the result of a full year of operations for K-C and Prins in 1998 as compared to five months and six weeks of operations, respectively, in 1997 and the NJ Fibers acquisitions. These increases were partially offset by lower commodity prices for paper fibers in 1998.

      Finished Products Segment

      The Finished Products segment consists of the operations of Power Ship and Manner (acquired November 1996), the cellulose insulation plants and the plastic reprocessing plants of FCR (acquired August 1998), the plastic reprocessing operations of First State (acquired August 1998) and the glass pellet processor Seaglass (formed by KTI in February 1998). Total revenue for this segment for the year ended December 31, 1998 was approximately $22.3 million compared to approximately $6.5 million for the same period in 1997. This represents an increase of approximately $15.8 million. The increase in revenues is primarily the result of acquisitions discussed above which were partially offset by lower revenues at Manner due to decreases in plastic prices in 1998.

COSTS AND EXPENSES

      Waste-to-Energy Segment

      Cost of operations in this segment were approximately $63.5 million during the year ended December 31, 1998, compared to approximately $55.2 million during 1997. This represents an increase of approximately $8.3 million or 15.0%. Electric power and waste handling operating costs are the primary costs within this segment and these costs increased by approximately $7.4 million or 16.8% during 1998 as compared to the same periods in 1997. This increase was primarily a result of increased performance credits at PERC under the amended PPA of approximately $3.5 million. The remaining increase was primarily a result of the TWM and Multitrade acquisitions discussed above which had total costs of operations of approximately $5.3 million. These increases were offset by a decrease in costs at TERI of approximately $1.1 million. TERI incurred additional costs during 1997 due to an extended shutdown at its Telogia Facility.

      Residential Recycling Segment

      Cost of operations in this segment was approximately $10.4 million for 1998. The FCR facilities were acquired during 1998.

      Commercial Recycling Segment

      Cost of operations in this segment for the year ended December 31, 1998 were approximately $68.6 million in 1998 compared to approximately $17.2 million in 1997. This represents an increase of approximately $51.4 million as compared to the same period in 1997. This increase is due primarily to the acquisition of Gaccione and Atlantic Coast in August 1998 as well as the inclusion of K-C and the Prins facilities for a full year in 1998 compared to five months and six weeks, respectively, in 1997.

      Finished Products

      Cost of operations in this segment for the year ended December 31, 1998 were approximately $21.5 million compared to approximately $6.4 million in 1997. The increase was primarily a result of the acquisitions discussed above and this increase was partially offset by lower purchase prices at Manner due to decreases in plastics price in 1998.

OTHER ITEMS

      Selling, general and administrative expenses increased by approximately $4.8 million or 159.5% during 1998 compared to 1997. Notwithstanding selling, general and administrative costs added through recent acquisitions, the Company has added administrative staff to develop and install corporate-wide information systems; to develop and support a formal strategic planning and budgeting process; to support Company wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal analytical systems to identify revenue enhancement and cost savings programs in newly acquired entities.

      Interest expense increased approximately $5.6 million or 109.7% during 1998 compared to the same periods in 1997. These increases are related principally to increased borrowings on the Company's line of credit to fund several acquisitions, the conversion of the Series B Preferred Stock to convertible debt, and the premium of approximately $1.4 million on the conversion of the convertible debt to equity. These increases were partially offset by lower interest rates at PERC as a result of the refinancing of the bonds payable and lower debt levels at Maine Energy.

      The income tax provision was approximately $1.0 million for 1998 compared to a benefit for income taxes of approximately $2.6 million in 1997. The income tax provision includes a credit of approximately $3.2 million and $5.1 million in 1998 and 1997, respectively, due to the reduction of the valuation allowance for deferred tax assets as a result of the determination that the Company will be able to utilize net operating loss carryfowards. In addition, the 1998 income tax provision was impacted by higher amounts of nondeductible goodwill.

      The extraordinary loss represents the loss on early retirement of the PERC bonds of approximately $0.4 million net of minority interest and income tax benefits.

YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

                                                                                YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------------
                                                                                    (IN THOUSANDS)
                                                                         1997                            1996
                                                              ------------------------------------------------------
Revenues                                                      $ 96,157         100.0%         $ 68,508         100.0%
Cost of operations                                              76,646          79.7%           26,454          38.6%
                                                              --------         -----          --------         -----
     Gross Profit                                               19,511          20.3%           42,054          61.4%

Selling, general and administrative                              2,978           3.1%            2,389           3.5%
                                                              --------         -----          --------         -----
Income from operations                                          16,533          17.2%           39,665          57.9%

Interest expense, net                                            5,086           5.3%            4,464           6.5%
Other income, net                                                 (390)         (0.4%)             (37)         (0.1%)
                                                              --------         -----          --------         -----
     Income from continuing operations before minority
     interest, benefit for income taxes and
     extraordinary item                                         11,837          12.3%           35,238          51.4%

Minority interest                                                1,609           1.7%           18,610          27.2%
Pre-acquisition earnings                                         4,722           4.9%
                                                              --------         -----          --------         -----
     Income from continuing operations before benefit
     for income taxes and extraordinary item                     5,506           5.7%           16,628          24.3%

Benefit for income taxes                                        (2,586)         (2.7%)
                                                              --------         -----          --------         -----
     Income from continuing operations before                    8,092           8.4%           16,628          24.3%
     extraordinary item

Discontinued operations
     Loss from discontinued operations (including a
     loss on disposal of $549 and provision form income
     taxes of $200)                                                                               (714)         (1.0%)
                                                              --------         -----          --------         -----
     Income before extraordinary item                            8,092           8.4%           15,914          23.2%

Extraordinary item - Loss on early extinguishment of
  debt, net of minority interest and taxes                                                      (2,248)         (3.3%)
                                                              --------         -----          --------         -----
     Net income                                                  8,092           8.4%           13,666          19.9%

Accretion and accrued and paid dividends on preferred           (1,408)         (1.5%)
  stock
                                                              --------         -----          --------         -----

     Net income available to common shareholders              $  6,684           6.9%         $ 13,666          19.9%
                                                              ========         =====          ========         =====


REVENUES

      Waste-to-Energy

      Revenue increased by approximately $3.3 million or 4.8% during the year ended December 31, 1997 as compared to 1996. The net increase was a result of a combination of increased sales of approximately $30.8 million with the consolidation of PERC for financial reporting purposes during 1997 and approximately $4.5 million for a full year effect of certain acquisitions during 1997. These increases were offset by a decrease in sale of capacity of approximately $33.2 million during 1997. This sale of capacity was a one-time transaction that resulted in sales of approximately $33.2 million in 1996.

      Commercial Recycling and Finshed Products

      Sales of recyclables and finshed products increased to approximately $24.2 million in 1997 resulting from the acquisitions of Zaitlin, K-C and the Prins facilities in 1997. Recycling included sales of waste paper, ferrous and non-ferrous metals and plastic materials.

COSTS AND EXPENSES

      Waste-to-Energy

      Electric power waste handling operating costs increased by approximately $28.7 million, or 108.6% for the year ended December 31, 1997 compared to 1996. The increase resulted from the consolidation of PERC in 1997, which had costs and expenses of approximately $17.8 million in 1997 and a full year effect of certain acquisitions.

      Commercial Recycling and Finshed Products

      The increase in recycling costs of approximately $23.6 million principally resulted from the 1997 acquisitions of K-C, Zaitlin and the Prins facilities, as well as the inclusion of Manner for the entire year of 1997 compared to only one month in 1996. These costs principally include the costs of acquired recyclables for resale.

OTHER ITEMS

      Selling, general and administrative expenses increased by approximately $0.6 million or 24.7% for the year ended December 31, 1997 compared to 1996. This increase was principally due to salaries of additional management personnel and associated expenses resulting from the acquisitions of K-C, Zaitlin and the Prins facilities in 1997, as well as the inclusion of TERI and Manner for a full year in 1997 compared to only five weeks for 1996.

      Depreciation and amortization for the year ended December 31, 1997 increased by approximately $2.6 million or 40.4% compared to 1996. The increase is the result of the consolidation of PERC in 1997 and the inclusion of a full year effect in 1997 of certain acquisitions, offset by a decrease in depreciation at Maine Energy due to the full year effect of the change in estimated useful lives of property, plant and equipment which was effective beginning in the fourth quarter of 1996.

      Interest, net, increased by approximately $0.6 million or 13.9% for the year ended December 31, 1997 compared to 1996. This increase resulted from the consolidation of PERC and the inclusion of a full year of interest for acquisitions during the fourth quarter of 1996. These increases were partially offset by a decrease in interest expense as a result of the repayments of $64.5 million in bonds payable and $29.5 million in subordinated debt at Maine Energy and a continued reduction in outstanding debt at the Company.

      Equity in net income of PERC was eliminated as a result of the consolidation of PERC for 1997. Pre-acquisition minority earnings of approximately $4.6 million for the nine month period ended September 30, 1997 are included in minority interest in 1997.

      Loss on sale of investments in 1996 was related to sales of securities in connection with the early retirement of debt at Maine Energy. No such transactions occurred in 1997.

      Minority interest decreased approximately $12.3 million, or 66.0% for the year ended December 31, 1997 compared to 1996. Minority interest in Maine Energy decreased due principally to the non-recurring minority interest gain on sale of capacity recorded at Maine Energy in 1996 of approximately $17.7 million. In addition, minority interest was reduced due to the full year effect of the purchase of additional partnership interest in Maine Energy by the Company in 1996 to its current 74.15% ownership level. These increases are offset in 1997 by the inclusion of $4,620 of pre-acquisition earnings in PERC and $685 minority interest in earnings after the acquisition of the additional partnership interest.

      The tax benefit of approximately $2.6 million in 1997 is the result of reduction in the Company's valuation allowance on net deferred tax assets. The Company's ability to utilize its net operating loss carryforwards is limited as discussed below. The tax benefit recorded in 1997 is based on management's evaluation that the Company will be able to utilize all net operating loss and alternative minimum credit carryforwards which are available to offset 1998 and 1999 income.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is a holding company and receives certain of its cash flows from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with PERC's equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding subordinated debt balance of approximately $12.9 million as of December 31, 1998 before partners' cash distributions can begin (approximately $8.6 million of these notes are owned by the Company). TERI's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and TERI and liquidity and capital resources of each of Maine Energy, PERC and TERI independently.

THE COMPANY

      The Company operates in industries that require a high level of capital investment. The Company's capital requirements basically stem from (i) its working capital for ongoing operations, (ii) capital expenditures for new plants and equipment and (iii) business acquisitions. The Company's strategy is to meet these capital needs from internally generated funds which are not contractually restricted, drawings under its lines of credit and collateralized equipment financing and proceeds from the sale of the Company's common stock.

      On May 28, 1998 KeyBank increased its credit line to the Company from $22.0 million to $30.0 million. On July 10, 1998, KTI closed on a $150.0 million acquisition credit line from KeyBank. This line of credit can be utilized to fund acquisitions, capital expenditures and for working capital. As of December 31, 1998, the Company was out of compliance with one of the covenants of the agreement with KeyBank, for which a waiver was received prior to December 31, 1998. On May 12, 1999, the Company signed an amendment to the agreement with KeyBank in which the covenants were amended. Management of the Company believes that the Company will remain in compliance with the covenants in the amended agreement. However, the Company's ability to meet these covenants is dependent on its ability to substantially achieve its operating plan.

      As of December 31, 1998, the Company had working capital of approximately $42.8 million (ratio of current assets to current liabilities of 2.11:1) and a cash balance of approximately $9.4 million which compared to working capital of approximately $22.0 million (a ratio of current assets to current liabilities of 1.65:1) and a cash balance of approximately $11.2 million at December 31, 1997. As of December 31, 1998, the Company had working capital and cash on hand without regard to Maine Energy, PERC and TERI of approximately $12.9 million (ratio of current assets to current liabilities of 1.41:1) and approximately $3.9 million, respectively, which compared to a working capital deficit of approximately $18,000 (a ratio of current assets to current liabilities of 0.99:1) and a cash balance of approximately $2.4 million at December 31, 1997.

      As of December 31, 1998, the Company had approximately $9.1 million of availability on the revolving credit agreement. As of April 30, 1999, the Company had approximately $22,000 available under the revolving credit agreement. Though management of the Company believes that cash flows from its subsidiaries will meet its current needs for working capital and capital expenditures, the ability of the Company to expand its current operations is dependent on cash flow from its subsidiaries. Management believes that the Company has the ability to access additional facilities to fund capital expenditures if needed; although no assurance can be given in this regard.

      The Company's ability to make future acquisitions is also dependent on its ability to increase its line of credit. The ability to increase the line of credit is dependent on the Company's ability to raise additional equity or raise capital from financial instruments which are subordinated to the KeyBank credit line. Management believes that the Company has the ability to raise additional capital if needed; however, there can be no assurances that this can be accomplished at terms and conditions that would be acceptable to the Company.

      The Company and its subsidiaries, other than Maine Energy, PERC and TERI, at December 31, 1998 had indebtedness maturing in 1999 of approximately $6.4 million, including borrowings under existing revolving credit facilities. During 1998, the Company, other than Maine Energy, PERC and Timber Energy increased net borrowings on the Company's line of credit facilities by approximately $133.6 million, primarily for business acquisitions and the refinancing of debt assumed from these acquisitions.

      In general, the Company's capital expenditures and working capital requirements have increased as a result of the Company's business strategy of growth through acquisitions. Management of the Company believes that cash flow from operations will meet its current needs for liquidity.

MAINE ENERGY

      Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was approximately $5.3 million in 1998 compared to approximately $3.2 million in 1997. Maine Energy's capital expenditures were approximately $2.8 million and $2.6 million during 1998 and 1997, respectively.

      As of December 31, 1998 and December 31, 1997, Maine Energy had operating cash of approximately $2.4 million and $0.7 million, respectively, and as required under the terms of the credit agreement underlying its letter of credit, Maine Energy has on account approximately $6.0 million and $7.7 million, respectively, of additional reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements. As of December 31, 1998, Maine Energy had total indebtedness of approximately $12.9 million.

      Management of the Company believes Maine Energy's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for Maine Energy for the year ending December 31, 1999 are expected to be approximately $1.0 million, of which $0.2 million has been set aside in the above mentioned reserve accounts.

PERC

      PERC has financed its operations and capital expenditures primarily by cash flow from operations. Cash provided by operations was approximately $11.7 million in 1998 compared to approximately $11.3 million in 1997. PERC's capital expenditures were approximately $0.8 million and $0.4 million during 1998 and 1997, respectively.

      On June 26, 1998 KTI completed a major restructuring of the various contracts and obligations of PERC, which included refinancing PERC's tax exempt bonds. The refinancing was made possible through the sale of approximately $45.0 million in Electric Rate Stabilization Revenue Refunding Bonds issued by FAME. The proceeds, plus certain funds from operations were utilized to repay the outstanding Revenue Bonds. The interest rate on the bonds ranges from 3.75% for one-year bonds to 5.20% for 20-year term bonds. The refinancing will reduce PERC's debt service costs while extending its payment obligation over 20 years.

      As of December 31, 1998, in addition to PERC's operating cash of approximately $2.3 million, PERC, as required under the terms of the trust indenture governing the FAME Bonds, had on account approximately $14.2 million of additional cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

      Company management believes PERC's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. PERC plans capital expenditures for the year ending December 31, 1999 of approximately $1.1 million which principally has been set aside in the above-mentioned reserve accounts.

TERI

      TERI has financed its operations and capital expenditures primarily by cash flows from operations. Cash provided by operations was approximately $2.1 million in 1998 and approximately $1.8 million in 1997. TERI's capital expenditures were approximately $0.4 million during 1998 and approximately $1.3 million during 1997.

      During 1997, TERI retired $13.4 million of variable rate revenue bonds and paid certain debt financing costs with $13,708 of proceeds from two 1997 Industrial Development Revenue Bond issues (the "1997 Bonds") and cash on hand. The outstanding 1997 Bonds carry interest at a fixed rate of 7% and have annual sinking fund payments due each December 1 with a final payment due December 1, 2002. As of December 31, 1998, TERI had total indebtedness of approximately $11.6 million.

      As of December 31, 1998 and 1997, in addition to TERI's operating cash of approximately $0.8 million and $0.9 million, respectively, TERI, as required under the terms of its then-existing debt agreements, had on account approximately $2.1 million of reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements at December 31, 1998 and 1997.

      Management believes TERI's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for TERI for the year ending December 31, 1999 are expected to be approximately $0.4 million. TERI intends to finance the requirements through cash flow from operations.

TAX LOSS CARRYFORWARDS

      At December 31, 1998, the Company had net operating loss carryforwards of approximately $51.0 million for income tax purposes that expire in years 2002 through 2018 and are subject to the limitations as described below. In addition, the Company has general business credit carryforwards of approximately $0.5 million that expire in the years 1999 through 2006 and alternative minimum tax credit carryfowards of approximately $0.9 million that are not subject to limitation.

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

      During 1994, such a change in ownership occurred of the Company. As a result of the change, the Company's ability to utilize its net operating loss carryforwards and general business credits will be limited to approximately $1.2 million of taxable income, or approximately $0.4 million of equivalent credit per year. This limitation may be increased if the Company recognizes a gain on the disposition of an asset which had a fair market value greater than its tax basis on the date of the ownership change.

      In conjunction with the acquisition of TERI, FCR and TWM, the Company recorded additional net operating loss carryforwards of approximately $25.6 million, $12.5 million and $0.5 million respectively, which are also subject to a corporate "ownership change". As a result of the change, the Company's ability to utilize the net operating loss carryforwards related to these entities is limited to approximately $1.0 million, $3.2 million and $0.1 million, respectively, per year.

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

      The TERI Telogia facility is currently in violation of its Waste Water Discharge Permit (the "Permit"). This violation involves the temperature of the water used in the cooling process and in the opinion of management, does not involve a significant environmental issue. The Company has requested a modification to the permit from the Florida Department of Environmental Protection to change the monitoring procedures and enable the Company to operate in compliance with the permit.

      At December 31, 1998, there were no pending governmental environmental enforcement proceedings where the Company, Maine Energy, PERC or TERI believe potential monetary sanctions will exceed $0.1 million. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the plants, equipment, and vehicles of the Company, Maine Energy, PERC or any other operating subsidiary of the Company based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would have a negative impact on the Company's business and operations and could have a material adverse impact on the Company's financial results.

INFLATION

      The effect of inflation on operating costs has been minimal in the past three (3) years. Most of the Company's operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operation. The effect of inflation-driven cost increases on each of the Company's project's overall operating costs is not expected to be greater for such project than for its respective competitor's projects. In addition, each of Maine Energy and PERC and the majority of the Residential Recycling contracts can contractually increase its waste processing fees to municipal customers annually based on inflation.

YEAR 2000 ISSUE

      Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Systems must also recognize the Year 2000 as a leap year. Failure to address this problem could result in system failures and the generation of erroneous data. This could potentially impact the Company's ability to perform its obligations under long-term contracts which could result in legal and other liabilities which would have a material adverse effect on the Company.

      The Company is in the process of contacting its customers and vendors and has received letters from each of its applications vendors stating that the majority of the Company's information technology systems, such as accounting, data processing, plant operations systems and telephone/PBX systems, are Year 2000 compliant. Several insignificant software applications representing 20% of the Company's applications are not Year 2000 compliant. They are scheduled to be replaced or upgraded by Year 2000 compliant versions of the applications from the vendor by the end of the third quarter of 1999. The Company has also begun an assessment of its non-information technology systems, such as its security systems and telephones, to determine if they are Year 2000 compliant. The Company plans to initiate formal communications with the vendors of its remaining non-information technology systems. Based on its assessment to date, the Company is not aware that any of its non-information technology systems will not be Year 2000 compliant prior to the Year 2000.

      The Company has also begun an assessment of its significant vendors, suppliers, and service providers to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. To date, the Company has determined, based on information published or otherwise provided by such third parties, that all of such parties' systems are or will be Year 2000 compliant. The Company plans to initiate formal communications with the remaining third parties with whom the Company has a significant relationship. Based on its assessment to date, the Company is not aware that any of its significant vendors, suppliers and service providers will not be Year 2000 compliant prior to the Year 2000.

The following table summarizes the status of the Company's Year 2000 compliance program:

-----------------------------------------------------------------------------------------------------------------
                     ASSESSMENT        REMEDIATION             TESTING                  IMPLEMENTATION
-----------------------------------------------------------------------------------------------------------------
Information          85% Complete      65% Complete            65% Complete             65% Complete
Technology
                                       Expected completion     Expected completion      Expected completion
                                       date, September 1999    date, September 1999     date, September 1999
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------
Operating            75% Complete      60% Complete            60% Complete             60% Complete
Equipment with
Embedded Chips or                      Expected completion     Expected completion      Expected completion
Software                               date, June 1999         date, June 1999          date, June 1999
-----------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------

3rd Party            80% Complete      80% Complete for        80% Complete for         80% Complete for system
                     for system        system interface.       system interface.        interface.
                     interface.66%
                     Complete for      Develop contingency     Expected completion      Expected completion
                     all other         plans as appropriate,   date for system          date for system
                     material          June 1999.              interface work, June     interface work, June
                     exposures.                                1999                     1999

                     Expected                                                           Implement contingency
                     completion date                                                    plans or other
                     for surveying                                                      alternatives as
                     all third                                                          necessary, August 1999.
                     parties, June
                     1999
-----------------------------------------------------------------------------------------------------------------

      In addition to the assessments and investigations described above, the Company has conducted tests of all of its internal information and non-information technology systems and all of its system interfaces with significant vendors, suppliers and service providers to ensure Year 2000 compliance. All of the Company's accounting and data processing equipment is based on microcomputer hardware and related software, of which 80% has been certified as Year 2000 compliant by the applicable manufacturer or developer. However, the Company has determined that the plant control systems may contain embedded technology which is not Year 2000 compliant. The Company has ordered the hardware containing the embedded logic to replace the hardware that is not Year 2000 compliant with hardware which is Year 2000 compliant. In addition, these systems will be tested during scheduled outage periods at the plants during the second and third quarters of 1999. However, despite the Company's efforts to ensure that its internal systems and the systems of its significant vendors, suppliers and service providers are Year 2000 compliant, there can be no guarantee that the failure of certain systems will not have a material adverse effect on the Company.

      To date, the Company has utilized internal resources to reprogram, or replace, test, and implement the software and hardware modifications for Year 2000. The only costs incurred by the Company have been the salary costs of its internal staff of four. To date, the Company has incurred approximately $50 ($30 expensed and $20 capitalized for new systems and equipment), related to all phases of the Year 2000 project. The Company estimates that the remaining project costs will be less than $0.1 million for the purchase of new software and hardware and approximately $0.1 million of internal resources. Although at the current time, the Company expects that it will be able to complete its Year 2000 compliance program using only internal resources, there can be no assurance that the Company will not require external resources to complete its Year 2000 compliance program.


      The most significant risk identified by the Company is the inability of the power plants to generate electric power. The Company has received assurances that the process control systems will be Year 2000 compliant with the installation of new hardware components. The Company will perform a complete test of the systems during the planned outage periods that are to be completed by the end of the third quarter of 1999. In addition, the Company has developed contingency plans for this risk as well as other internal and external applications which involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. The impact of this risk could include default under the Power Purchase Agreements with customers and a loss of electric power revenue. The Company is unable to reasonably estimate the impact of this risk; however, there can be no guarantee that this risk will not have a material adverse effect on the Company. There is also no guarantee that the Company has identified all the significant risks associates with Year 2000 compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

      Recent accounting pronouncements which are not required to be adopted at December 31, 1998, include the following Statement of Financial Accounting Standards ("SFAS") and the American Institute of Certified Public Accountants Statements of Position ("SOP"):

      SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be required to be adopted by the Company as of January 1, 2000, establishes standards for derivative instruments including those embedded in other contracts and for hedging activities. The new standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

      SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use is required to be adopted by the Company as of January 1, 2000. The Company's current policy falls within the guidelines of SOP 98-1. Also, SOP 98-5, Reporting on the Costs of Start-Up Activities is required to be adopted by the Company as of January 1, 2000. Management believes that the adoption of SOP 98-5 will not have a material impact on the Company's financial statements.

ITEM 7a. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

      The Company currently utilizes no material derivative financial instruments which expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its debt. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at December 31, 1998 by expected maturity dates. Weighted average variable rates are based on forward rates in United States Government Treasury Constant Maturities at December 31, 1998. Forward rates should not be considered a predictor of actual future interest rates.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                 (IN THOUSANDS)

                                1999        2000        2001       2002        2003      THEREAFTER    FAIR VALUE
                                ----        ----        ----       ----        ----      ----------    ----------
Fixed Rate Debt                $4,965     $ 5,959    $  5,104      $6,742      $2,065      $50,476       $ 75,386
Average Interest Rate            6.45%       6.40%       6.95%      6.32%       6.34%         5.13%

Variable Rate Debt             $4,810                $138,628                                            $143,728
Average Interest Rate            8.18%                   8.21%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company for the year ended December 31, 1998 and 1997 with regard to consolidated balance sheets, and the years ended December 31, 1998, 1997 and 1996, with regard to consolidated statements of income, shareholders' equity and cash flows, together with the reports of independent auditors thereon and related schedules appear on pages F-1 to F-35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information concerning the directors and executive officers of the Company.

Name                                Age                                Position
----                                ---                                --------
Ross Pirasteh..................     61                 Chairman of the Board of Directors
Paul A. Garrett................     52                 Vice Chairman of the Board of Directors
Martin J. Sergi................     41                 President and Director
Brian J. Noonan................     39                 Chief Financial Officer
David E. Hill..................     57                 Chief Operating Officer and Senior Vice President
Robert E. Wetzel...............     61                 Senior Vice President, General Counsel & Secretary
Samuel M. Zaitlin..............     50                 Senior Vice President
Dibo Attar.....................     59                 Director
Ken (Kook Joo) Choi............     56                 President of K-C International and Director
Paul Kleinaitis................     40                 Director
Jack Polak.....................     86                 Director
Wilbur L. Ross, Jr.............     61                 Director
George Mitchell................     64                 Director
Carlos Aguero..................     46                 Director
W. Chris Hegele................     49                 Director

      Ross Pirasteh has been employed by the Company since January 1, 1996 and became a director of the Company on May 14, 1996. Mr. Pirasteh was elected as the Chairman of the Executive Committee of the Board of Directors on February 28, 1997 and as Chairman of the Board of Directors on September 16, 1997. Mr. Pirasteh was also appointed to the board of directors of Oakhurst on January 19, 1999. Mr. Pirasteh served as a management consultant to KTI from 1995 to 1996, providing consulting with respect to bank financing and structural organization. In 1994, he also acted as a consultant for various other companies, with respect to bank financing and capital funding. Mr. Pirasteh has also been an entrepreneurial investor for the past five years, investing his personal funds in real estate and privately held companies.

      Paul Garrett has been employed by the Company since August 28, 1998, when the acquisition of FCR was completed. Currently, he serves as the Company's Vice Chairman of the Board of Directors as well as the Executive Committee and actively manages the Company's recycling activities. Prior to the acquisition of FCR, Mr. Garrett had served as FCR's President and Chief Executive Officer for 7 years.

      Martin J. Sergi has been a senior executive officer and director of the Company since 1985 and currently serves as Director and President of the Company. He also serves as President of each of the Company's subsidiaries other than Data Destruction Services, Inc., K-C, Manner, Power Ship, Seaglass and TWM. Mr. Sergi is a Member of the Nominating and Executive Committees of the Board. Mr. Sergi was also appointed to the board of directors of Oakhurst on January 19, 1999. He is licensed as a certified public accountant in New York.

      Brian Noonan has been employed by the Company since August, 1998, when the acquisition of FCR was completed. Currently, he is the Company's Chief Financial Officer. Prior to the acquisition of FCR, Mr. Noonan had been FCR's Chief Financial Officer, a position he had held for two years. He had held other senior management positions since joining FCR in 1994.

      David E. Hill has been affiliated with the Company since January 1994 when he was employed as the Company's Senior Vice President, Business Development. Mr. Hill was elected to the position of Chief Operating Officer on September 16, 1997.

      Robert E. Wetzel has been employed by the Company as Senior Vice President, Secretary and General Counsel on July 31, 1995. From 1991 until June 30, 1995, Mr. Wetzel was a Vice President and Associate General Counsel of Continental Casualty Company, a subsidiary of CNA Financial Corporation.

      Samuel M. Zaitlin has been a Senior Vice President of the Company since 1997 and is the President of Zaitlin. Prior to the acquisition of Zaitlin by the Company, Mr. Zaitlin was President of Zaitlin since 1981.

      Dibo Attar had served as a director of CSI from April 1989 until its merger with and into the Company on February 8, 1995 (the "Merger"). He has been a director of the Company since February 8, 1995. Mr. Attar is an investor and a business consultant to domestic and international companies including various companies which have extended financing to KTI. Mr. Attar is Chairman of the Board of Directors of T.H. Lehman & Co., Incorporated, which is engaged in medical accounts receivable financing and a director of Newpark Resources, Inc., which is engaged in providing oil field services. Mr. Attar is a member of the Audit Committee and the Nominating Committee.

      Ken (Kook Joo) Choi has been the President and chief executive officer of K-C since 1974. He has served as a director of the Company since the acquisition of K-C by the Company.

      Paul Kleinaitis is a Vice President of First Analysis Corporation and has been employed in such position since 1990. Mr. Kleinaitis is a member of the Audit Committee and the Compensation Committee. He has served as a director of the Company since 1997.

      Jack Polak had served as a director of CSI from August 1993 until the Merger. He has been a director of the Company since February 8, 1995. He has been a private investment consultant since April 1982. Since 1955, Mr. Polak has served in various positions for Equity Interest, Inc., a registered investment advisor located in New York City, most recently as President, to supervise the liquidation of that company, which is currently in the final stages of liquidation. He serves as a director of C.C.A. Industries, Inc., a public company from East Rutherford, N.J., which is engaged in the manufacture and distribution of health and beauty aid products. Mr. Polak holds a tax consultant certification in the Netherlands. Mr. Polak is a member of the Audit Committee and the Compensation Committee.

      George J. Mitchell has been a director of KTI since 1998. Senator Mitchell is special counsel to the law firm of Verner, Liipfert, Bernhard, McPherson & Hand in Washington, D.C. and senior counsel to the firm of Preti, Flaherty, Beliveau & Pachios in Portland, Maine. He also serves as an advisor to B.T. Wolfensohn, an investment banking firm. He served as a United States Senator for fifteen years beginning in 1980, and was Senate Majority Leader from 1989 to 1995. Senator Mitchell is a member of the board of directors of UNUM Corporation, a disability insurance company, FDC corporation, an international provider of transportation and delivery services, Xerox Corporation, a manufacturer of photocopier equipment, The Walt Disney Company, an entertainment company, and Staples, Inc., an office supply company. He is also a trustee to Starwood Hotels & Resorts. He has also served as chairman of the peace negotiations in Northern Ireland, the ethics committee of the U.S. Olympic Committee and the National Health Care Commission.

      Wilbur L. Ross, Jr. has been a director of KTI since 1997. Mr. Ross has been a Managing Director of Rothschild Inc., an investment banking firm, since 1976 and senior managing director since 1988. He is chief executive officer and director of News Communications, Inc., a publisher of community oriented newspapers. He is a member of the board of Mego Financial Corp., a premier developer of timeshare properties, and Syms Corp., a clothing retailer. Mr. Ross is a member of the Compensation Committee.

      Carlos E. Aguero joined the Board of Directors in August of 1998. Prior to that, he had been on the Board of Directors of FCR since May, 1997. Mr. Aguero is also the founder, Chairman, and CEO of Metalico, Inc., a privately held company in the metals recycling, refining, smelting, and manufacturing business. From 1988 to 1997, Mr. Aguero was President, Chief Executive Officer, and Director of Continental Waste Industries, Inc., a firm which he had founded.

      W. Chris Hegele joined the Board of Directors in August of 1998. Prior to that, he had been on the Board of Directors of FCR since 1990. Mr. Hegele has been a general partner of Kitty Hawk Capital since 1984 after spending seven years with Arthur Andersen LLP. Mr. Hegele is on the Board of Directors of several privately owned companies in which Kitty Hawk Capital is an investor. He is a member of several venture capital and entrepreneurship associations. Mr. Hegele is a graduate of the University of North Carolina at Wilmington, and received his MBA from the University of North Carolina at Chapel Hill.

      All directors of the Company hold office until their respective successors are elected and qualified, or until their death, resignation or removal. Officers of the Company serve at the discretion of the Board of Directors. There are no family relationships between any directors or executive officers of the Company.

      SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Exchange Act Rule 16a-3(e) during its fiscal year ended December 31, 1998, Form 5 and amendments thereto furnished to the Company with respect to its fiscal year ended December 31, 1998, and any written representation from a reporting person that no Form 5 was required to be filed, no person who was a director, officer, beneficial owner of more than ten percent (10%) of Common Stock or otherwise subject to Section 16 of the Exchange Act with respect to the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the Company's fiscal year ended December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

      The following summary compensation table sets forth certain information with respect to compensation paid by KTI during the three year period ended December 31, 1998 to the chief executive officer and the four other most highly compensated executive officers during KTI's fiscal year ended December 31, 1998.

                          SUMMARY COMPENSATION (1)(2)

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                   AWARDS (3)
                                                                                   SECURITIES           ALL OTHER
                                                                                   UNDERLYING         COMPENSATION
    NAME AND PRINCIPAL POSITION        YEAR       SALARY ($)     BONUS ($)(4)     OPTIONS (#)             ($)(5)
Martin J. Sergi                        1998        $227,885               0          100,000           $490,447
  President                            1997         210,000               0           75,000              7,000
                                       1996         203,461        $145,000           26,250              6,000

Ross Pirasteh                          1998        $227,885               0          100,000                  0
  Chairman of the Board                1997         208,750         $50,000           75,000             $7,000
                                       1996         155,000               0           26,250                  0

Ken (Kook Joo) Choi                    1998        $170,912               0            5,000                  0
  Senior Vice President                1997          76,154               0                0                  0
                                       1996               0               0                0                  0

David E. Hill                          1998        $152,385               0           25,000            $56,394
  Senior Vice President                1997         132,115               0           20,000              7,000
                                       1996         114,038         $32,303           21,000              5,854

Robert E. Wetzel                       1998        $152,885               0           25,000            $53,662

  Senior Vice President,               1997         152,885               0           15,000              7,000
  Secretary, & General Counsel         1996         151,923               0           10,500              3,115


(1) The Company did not pay nor provide other forms of annual compensation (such as perquisites) to any of the named executive officers having a value exceeding the lesser of $50,000 or 10% of the total annual salary and bonus reported for such officers.

(2) The compensation actually paid to Mr. Sergi for the two years 1996 and 1997 was $200,911 and $314,038, respectively. The balance of his salary was accrued. Accrued and unpaid salary and, for 1996, the bonus, were applied against unpaid sums due to the Company by Mr. Sergi pursuant to certain notes, in the following amounts: $38,524 for the year 1996 and $2,650 for the year 1997. Mr. Choi joined the Company upon the acquisition of K-C in September of 1997. The 1997 figure includes his salary from that point onward.

(3) In 1996, Mr. Sergi was granted 26,250 options under the 1994 Long-Term Incentive Award Plan. In 1997 and 1998, Mr. Sergi was granted 25,000 options under the same Plan. The additional 50,000 options in 1997 and 75,000 options in 1998 were non-plan options. In 1996, Mr. Pirasteh was granted 26,250 options under the 1994 Long-Term Incentive Award Plan. In 1997 and 1998, Mr. Pirasteh was granted 25,000 options under the same Plan. The additional 50,000 options in 1997 and 75,000 options in 1998 were non-plan options. The options granted to Mr. Hill, Mr. Wetzel and Mr. Choi in all years were granted under the 1994 Long-Term Incentive Award Plan.

      The number of shares indicated give effect to the 5% stock dividend paid on March 28, 1997.

(4) Mr. Sergi was to be paid a bonus aggregating approximately $500,000 for 1996 under the formula in his employment agreement with the Company. Pursuant to a letter agreement with the Board of Directors, Mr. Sergi agreed to reduce such bonus to $145,000. Mr. Sergi was entitled to receive a bonus of approximately $120,000 and $250,000 for 1997 and 1998 pursuant to his employment agreement, but Mr. Sergi waived receipt of such bonuses.

(5) The other compensation for Mr. Sergi in 1998 is comprised of $490,447 in earnings on the exercise of stock options at prices below the market value of the Common Stock. Mr. Sergi also received a $6,000 contribution to the Savings Plan (as described below) for 1996 and $7,000 in 1997. Mr. Pirasteh received contributions of $7,000 to the Savings Plan in 1997. The other compensation for Mr. Hill in 1996 is comprised of $56,394 in earnings on the exercise of stock options at prices below the market value of the Common Stock. Mr. Hill received a $5,854 contribution to the Savings Plan in 1996 and a $7,000 contribution for 1997. The other compensation for Mr. Wetzel in 1998 is comprised of $53,662 in earnings on the exercise of stock options at prices below the market value of the Common Stock. Mr. Wetzel received contributions of $3,115 to the Savings Plan in 1996 and $7,000 in 1997.

      The employment agreement with Martin J. Sergi provides for his employment as President of the Company. His annual base salary was increased from $185,000 to $210,000, effective as of May 1996, and from $210,000 to $250,000 effective as of August 1998. Prior to the most recent amendment, Mr. Sergi was entitled to a bonus of 2% of pre-tax consolidated net income of the Company and its subsidiaries of between $3,000,000 and $4,000,000; 4% of pre-tax consolidated net income of the Company and its subsidiaries between $4,000,001 and $5,000,000; and 6% of pre-tax consolidated net income of the Company and its subsidiaries over $5,0000,000. Mr. Sergi was entitled to a bonus of approximately $500,000 for 1996 under the formula in his employment agreement with the Company. Pursuant to a letter agreement with the Board of Directors, such bonus was reduced to $145,000. For 1997, Mr. Sergi was entitled to a bonus of approximately $120,000, but Mr. Sergi waived receipt of such bonus. Currently, Mr. Sergi will receive a bonus based on the attainment of certain goals set by the Board of Directors. The agreement has a three (3) year term and may be extended for additional one-year periods. The agreement also provides that Mr. Sergi shall participate in any employee benefit plans established for senior management of the Company, that he is entitled to payments not in excess of $700 per month as an automobile allowance, that the Company will pay premiums for $250,000 of term life insurance on his life and that he will be entitled to participate in a disability plan maintained by the Company. The Company has also agreed that Mr. Sergi will be entitled to participate in an incentive stock option plan for senior management.

      The Company has agreed with Mr. Sergi that if his employment terminates other than by reason of his death, retirement, disability or for cause, or if he should elect to terminate his employment as a result of "good reason," he is entitled to continue receiving his annual base salary for a period of three (3) years and is also entitled to receive payment of an amount intended to compensate him for retirement benefits he would have received had he remained in the Company's employ until retirement. "Good reason" is defined to mean, among other things, (i) the assignment to the employee of materially different duties than those existing at the commencement of the agreement or which require travel significantly more time consuming than that required at the commencement of the agreement and (ii) the reduction of employee's authority as a senior executive officer. However, Mr. Sergi may not terminate the employment agreement for reasons specified in clause (i) above more than six (6) months following a "change-of-control" of the Company, as defined in the employment agreement.

COMPENSATION OF DIRECTORS

      In 1998, the Company paid each non-employee director a fee of $12,500 per annum. In 1997 and 1996, the Company paid each non-employee director a fee of $7,500 per annum. Non-employee directors also participate in the KTI, Inc. Directors' Stock Option Plan. See "Plans -- KTI, Inc. Directors' Stock Option Plan". Employee directors currently do not receive an additional fee for their services as directors.

PLANS

      1994 Long-Term Incentive Award Plan. The Company has adopted the 1994 Long-Term Incentive Award Plan (the "KTI Incentive Plan") covering 383,333 shares of Common Stock pursuant to which officers and key employees of the Company and its subsidiaries designated as senior executives are eligible to receive incentive and/or nonstatutory stock options, awards of shares of Common Stock and stock appreciation rights (a "Right"). An additional 500,000 shares of Common Stock were made available to be granted under the KTI Incentive Plan in 1997. A further 500,000 shares were made available in 1998. The KTI Incentive Plan, which expires on July 6, 2004 (the "Termination Date"), is administered by the Compensation Committee of the Board of Directors (the "Committee"). The purposes of the KTI Incentive Plan are to assist in attracting, retaining, and motivating senior executives and to promote the identification of their interests with those of the shareholders of the Company.

      Incentive stock options granted under the KTI Incentive Plan are exercisable during the period commencing six (6) months from the date of the grant of the option and terminating not more than ten (10) years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock of the Company on the date of the grant. To the extent that the aggregate fair market value, as of the date of grant, of the shares into which incentive stock options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a nonstatutory stock option.

      Rights granted under the KTI Incentive Plan are exercisable during the period commencing six (6) months from the date of the grant of the Right (except in event of death or disability of the holder) and terminating not more than ten
(10) years from the date of the grant of the Right, or in the case of a Right related to an option, the expiration of the related option. In addition, a Right may be exercised only when the fair market value of a share exceeds either the fair market value per share on the date of grant of the Right or the base price of the Right (which is determined by the Committee) if it is not a Right related to an option. A Right related to an option may be exercised only when and to the extent the option is able to be exercised.

      Incentive shares may be issued as provided in the agreement with the recipient, based upon the achievement of the performance standards set forth in the agreement. The Committee must certify in writing prior to the issuance of the incentive shares that the standards set forth in the agreement were satisfied. The standards may be based on earnings or earnings growth, return on assets, equity or investment, specified improvement of financial ratings, achievement of specified balance sheet or income statement objectives, or stock price, sales or market share and may be based on changes in such factors or measured against or in relationship to the same objective factors of other companies comparably or similarly situated. No options, Rights or incentive shares may be granted under the KTI Incentive Plan after the Termination Date. The options and Rights are presently non-transferable during the life of the grantee. No participant in the KTI Incentive Plan is currently entitled to receive grants of options and Rights and awards of incentive shares in the aggregate exceeding 25,000 shares per year.

      The Committee has the authority to interpret the provisions of the KTI Incentive Plan, to prescribe, amend and rescind rules and regulations relating to it and to make all determinations deemed necessary or advisable for its administration, including the individuals to whom grants are made and the type, vesting, timing, amount, exercise price and other terms of such grants.

      The Board of Directors may amend or terminate the KTI Incentive Plan except that shareholder approval is required to effect any change to increase materially the aggregate number of shares that may be issued under the KTI Incentive Plan (unless adjusted to reflect changes such as a stock dividend, stock split, recapitalization, merger or consolidation of the Company), to modify materially the requirements as to eligibility to receive options, Rights or incentive shares or to increase materially the benefits accruing to participants. No action taken by the Board may materially and adversely affect any outstanding grant or award without the consent of the holder.

      The Committee may also modify, extend or renew outstanding options or Rights or accept the surrender of outstanding options or Rights granted under the KTI Incentive Plan and authorize the granting of new options and Rights pursuant to the KTI Incentive Plan in substitution thereof, including specifying a longer term than the surrendered options or Rights, provided that the Committee may not specify or lower the exercise price further than the surrendered option or Right. Further, the Committee may modify the terms of any outstanding agreement providing for the award of incentive shares. In no event, however, may modifications adversely affect the grantee without the grantee's consent.

      As of December 31, 1998, there were options to acquire 1,163,098 shares of Common Stock outstanding under the KTI Incentive Plan.

      KTI, Inc. Directors' Stock Option Plan. In July 1995, the Company adopted the KTI, Inc. Directors' Stock Option Plan. Under this plan, non-employee Directors are automatically granted nonstatutory stock options on August 1 of each year, commencing on August 1, 1995. Effective as of May 14, 1997, the amount of the automatic option issuable yearly to each eligible director was increased to 7,500 shares of Common Stock. Options were granted on August 1, 1995, August 1, 1996, August 1, 1997 and on August 1, 1998 to purchase in the aggregate 115,800 shares of Common Stock. A total of 21,324 of these options have been exercised, leaving 94,476 outstanding as of December 31, 1998. Options to purchase 84,200 shares currently remain available for grant under this plan. Options may not be exercised until one (1) year after the date of grant and expire ten (10) years after the date of grant.

      Non-Plan Options. In addition to options granted under the KTI Incentive Plan, in 1997 the Board of Directors granted to each of Messrs. Sergi and Pirasteh options to acquire 50,000 shares of Common Stock. The non-plan options have a ten (10) year term, were issued with exercise prices equal to the then-prevailing market price of the Common Stock, and vested in full of the date of the grant. In 1998, the Board of Directors granted to each of Messrs. Sergi and Pirasteh options to acquire 75,000 shares of Common Stock. Two-thirds, or 50,000 of the options, vested immediately. The remainder vest monthly over a 60-month period, beginning one month from the grant date. They, also, were issued with an exercise price equal to the then-prevailing market price of the Common Stock.

      As of December 31, 1998, there were outstanding plan and non-plan options to acquire a total of 1,735,447 shares of Common Stock.

      Upon the exercise of an option or Right, payment must be made in full together with payment for any withholding taxes then required to be paid. The receipt of shares of Common Stock upon exercise of an option or Right is subject to full payment by the recipient of any withholding taxes required to be paid.

      401(k) Plan. In 1993, the Company adopted a salary deferral and savings plan for all KTI employees (the "Savings Plan") which is qualified under Section 401(k) of the Internal Revenue Code (the "Code"). Subject to limits set forth in the Code, an employee who meets certain age and service requirements may participate in the Savings Plan by contributing through payroll deductions up to 15% of the employee's total annual compensation into an account established for the participating employee and may allocate amounts in such account among a variety of investment vehicles. On January 1, 1997, the Company began making matching contributions to the Savings Plan of up to the lesser of (a) 10% of the employee's contribution, or (b) 6.67% of the employee's annual salary. Matching contributions made by the Company vest in equal annual installments over a five-year period. The Savings Plan also provides for loans to, and withdrawals by, participating employees, subject to certain limitations. Certain recently acquired subsidiaries have similar 401(k) plans with different terms, generally less generous to employees. When these employees have been with the Company for at least one (1) year and otherwise meet the eligibility requirements of the Company, they will be permitted to join the Savings Plan and roll over their existing balances in their plans into the Savings Plan.

OPTION GRANTS IN 1998

      The following information is furnished for the fiscal year ended December 31, 1998 with respect to the named executive officers of the Company named in the Compensation Table above for stock options granted during such fiscal year.

                      OPTION GRANTS IN LAST FISCAL YEAR
                              INDIVIDUAL GRANTS

                                               % OF TOTAL                                        POTENTIAL REALIZABLE
                                 NUMBER OF       OPTIONS                                         VALUE AT ASSUMED ANNUAL
                                SECURITIES     GRANTED TO                                         RATES OF STOCK PRICE
                                UNDERLYING      EMPLOYEES    EXERCISE OF                         APPRECIATION FOR OPTION
                                  OPTIONS       IN FISCAL     BASE PRICE                                  TERM
                                  GRANTED         YEAR         ($/SHARE)   EXPIRATION DATE         5% ($)       10% ($)
------------------------------------------------------------------------------------------------------------------------
Martin J. Sergi                    6,000          0.44%       $ 18.2875    January 2, 2008       $ 52,757     $ 149,001
                                  19,000          1.39%         16.6250    January 2, 2008        198,652       503,423
                                  75,000          5.50%         16.6250    January 2, 2008        784,153     1,987,198

Ross Pirasteh                      6,000          0.44%         16.6250    January 2, 2008         62,732     $ 158,977
                                  19,000          1.39%         16.6250    January 2, 2008        198,652       503,423
                                  75,000          5.50%         16.6250    January 2, 2008        784,153     1,987,198

Ken (Kook Joo) Choi                5,000          0.37%         16.6250    January 2, 2008       $ 52,277     $ 132,480

David E. Hill                      6,000          0.44%         16.6250    January 2, 2008         62,732     $ 158,976
                                   9,000          0.66%         16.6250    January 2, 2008         94,099       238,464

Robert E. Wetzel                   6,000          0.44%         16.6250    January 2, 2008         62,732     $ 158,976
                                   9,000          0.66%         16.6250    January 2, 2008         94,099       238,464

AGGREGATE OPTION EXERCISES IN 1998 AND YEAR-END OPTION VALUES

      The following information is furnished for the year ended December 31, 1998 with respect to each of the executive officers of the Company named in the Compensation Table above, for unexercised stock options at December 31, 1998.

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES

                                                                           NUMBER OF
                                                                          SECURITIES
                                                                          UNDERLYING         VALUE OF UNEXERCISED
                                                                         UNEXERCISED             IN-THE-MONEY
                                      OPTIONS EXERCISED                OPTIONS AT FISCAL       OPTIONS AT FISCAL
                                           IN 1998                          YEAR END (#)        YEAR END ($)(1)
                             --------------------------------------------------------------------------------------
                                      SHARES
                                    ACQUIRED ON                            EXERCISABLE/          EXERCISABLE/
                                     EXERCISE        VALUE REALIZED ($)   UNEXERCISABLE          UNEXERCISABLE

Martin J. Sergi                       68,381            $ 630,644         87,525 / 97,842      $700,054 / $971,321

Ross Pirasteh                              0               $    -        124,318 / 76,931    $1,144,264 / $688,994

Ken (Kook Joo) Choi                        0               $    -              916 / 4084         $4,580 / $20,420

David E. Hill                         32,458            $ 453,956         13,700 / 51,351      $169,679 / $598,130

Robert E. Wetzel                       7,875             $ 83,527         17,824 / 41,050      $217,235 / $466,050

(1) The closing price of the Common Stock ($21.625) as quoted on the Nasdaq National Market System on December 31, 1998 was used to determine the value of unexercised in-the-money status of these options.

      The following table sets forth certain information with respect to long-term incentive compensation awarded to the chief executive officer and the four most highly compensated executive officers during KTI's fiscal year ending December 31, 1998.

            LONG-TERM INCENTIVE PLAN

                                               NAME OF SECURITIES
               NAME                          UNDERLYING OPTIONS (#)
------------------------------------         ----------------------------
Ross Pirasteh
  Chairman of the Board                                          100,000

Martin J. Sergi
  President                                                      100,000

Ken (Kook Joo) Choi
  Senior Vice President                                            5,000

David E. Hill
  Senior Vice President                                           25,000

Robert E. Wetzel

  Senior Vice President,
 General Counsel and Secretary                                    25,000


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      During the fiscal year ended December 31, 1998, Messrs. Kleinaitis, Polak and Ross served on the Compensation Committee. No member of the Compensation Committee was involved in an interlocking relationship or insider participation with respect to the Compensation Committee.

REPORT OF COMPENSATION COMMITTEE

      The Compensation Committee of the Board of Directors of the Company presents this report on the compensation policies of the Company for its executive officers. This report sets forth the major components of the Company's executive compensation policies and the bases by which the compensation of the Company's Chairman, Vice Chairman and President for the fiscal year ended December 31, 1998 was determined. The Compensation Committee consists entirely of directors who are not and have never been employees of the Company.

      Executive Officer Compensation Policies

      The Company's compensation policies for its executive officers are intended to provide compensation packages designed to attract, motivate, reward, and retain qualified executives, to encourage the achievement of the Company's long-term performance objectives, and to increase the value of the Company for the benefit of its shareholders. Annual compensation for each executive officer of the Company is based on three main components: (i) a base salary based on an individual's position and responsibility in the Company, experience and expertise, and performance, in addition to internal pay equity, (ii) a bonus based on the corporate performance of the Company, which is based on definitive performance criteria for certain executive officers and is subjective for all other executive officers; and (iii) stock options to purchase Common Stock of the Company, including incentive stock options granted by the Compensation Committee pursuant to the KTI Incentive Plan, a long-term incentive award plan, and stock options granted by the Board of Directors to the Company's executive officers outside of the KTI Incentive Plan, which options are designed to encourage ownership of the Common Stock by the Company's executive officers and promote the identification of the interests of the executive officers with those of the shareholders of the Company. The Company has employment agreements with Messrs. Pirasteh, Garrett and Sergi which reflect the Company's compensation policies as set forth above.

      The compensation of the Chief Executive Officer, Vice Chairman and President are based upon the same elements and measures of performance as is the compensation for the Company's other executive officers. During 1998, Mr. Pirasteh's and Mr. Sergi's salary were each increased to $250,000 effective during August, 1998 as a result of successfully directing the acquisitions of FCR and Atlantic Coast during 1998.

      Tax Deductibility of Executive Compensation

      Section 162(m) of the Internal Revenue Code of 1986, as amended, generally limits the corporate tax deduction for compensation paid to certain executive officers in excess of $1,000,000 per year, unless the payments are made under a performance based plan as set forth in Section 162(m). For the fiscal year ended December 31, 1997, none of the executive officers of the Company received compensation that exceeded the threshold for deductibility under Section 162(m), and therefore all executive officer compensation paid by the Company during such fiscal year will be fully tax deductible.

                                 COMPENSATION COMMITTEE

                                 PAUL KLEINAITIS
                                 JACK POLAK

                                 WILBUR L. ROSS, JR.

STOCK PRICE PERFORMANCE GRAPH

      The following performance graph compares the cumulative total return from February 9, 1995 to December 31, 1998 on each of the Company's common stock ("KTIE"), Standard & Poor's 500 Index ("SPX"), and the ECO-FAC Environmental Index ("ECO-FAC"). The Company has been a public company since February 8, 1995. The total cumulative dollar returns are based on the assumption that $100 was invested in Company Common Stock and each index on February 9, 1995 and all dividends were reinvested, and represent the value that such investments would have had at the end of each quarter from February 9, 1995 through December 31, 1998. On March 31, 1999, the closing sale price of the Common Stock was $10.3125.


                          KTI STOCK PRICE PERFORMANCE
                      INDEX VALUE (FEBRUARY 9, 1995 = 100)


     DATE          KTIE INDEX         SPX INDEX          ECO-FAC INDEX
     ----          ----------         ---------          -------------

     2/9/95          100.00             100.00               100

    3/31/95          102.36             104.27               101

    6/30/95          102.36             113.44               112

    9/30/95          159.49             121.70               113

   12/30/95          159.49             128.27               116

    3/31/96          145.21             134.43               106

    6/30/96          147.59             139.66               109

    9/30/96          161.87             143.13               110

   12/31/96          142.83             154.26               116

    3/31/97          174.97             157.67               129

    6/30/97          174.97             184.34               148

    9/30/97          277.44             197.27               157

   12/30/97          327.43             202.09               151

    3/31/98          343.68             299.44               156

    6/30/98          432.41             236.12               164

    9/30/98          364.93             211.79               131

   12/31/98          432.41             255.99               149


                               QUARTER ENDING...

ECO-FAC Index includes 78 Companies in the environmental business, including Haulers, Environmental consulting firms, Water Treatment firms, etc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth stock ownership information as of March 31, 1999 concerning (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. Each shareholder had sole voting and investment power with respect to such shares. Except as otherwise indicated, the address of each party listed below is c/o KTI, Inc., 7000 Boulevard East, Guttenberg, New Jersey 07093.

                                                              AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL                    PERCENTAGE
        NAME AND ADDRESS OF BENEFICIAL OWNER                  OWNERSHIP (1)              BENEFICIALLY OWNED
Ross Pirasteh.....................................              551,714  (2)                   4.0%
Paul A. Garrett...................................              392,716  (3)                   2.9%
Martin J. Sergi...................................            1,035,514  (4)                   7.5%
David E. Hill.....................................               36,108  (5)                      *
Robert E. Wetzel..................................              105,199  (6)                      *
Carlos Aguero.....................................                8,084                            *
Dibo Attar........................................               30,773  (7)                      *
Ken (Kook Joo) Choi...............................              207,123  (8)                   1.5%
W. Chris Hegele...................................              118,389  (9)                      *
Paul Kleinaitis...................................               14,227  (10)                     *
Jack Polak........................................               30,956  (11)                     *
Wilbur Ross.......................................                7,500  (12)                     *
                                                                                                  *
All executive officers and directors as a
group (14 persons)................................            2,726,584                       19.2%

*     Less than one percent.

(1) For purposes of this table, a person or group of persons is deemed to be the "beneficial owner" of any shares that such person has the right to acquire within 60 days. For purposes of computing the percentage of outstanding shares held by each such person or group of persons named above on a given date, any security that such person or group of persons has the right to acquire within 60 days is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2) Includes 126,840 shares of Common Stock which can be acquired by Mr. Pirasteh pursuant to stock options which are currently exercisable and 26,250 shares pursuant to a warrant to purchase Common Stock at $8.50 per share.

(3) Includes 11,665 shares of Common Stock which may be acquired by Mr. Garrett pursuant to stock options which are currently exercisable.

(4) Includes 603,389 shares of Common Stock previously held in escrow for Martin J. Sergi. These shares were acquired by Mr. Sergi on May 10, 1994, from an institutional investor. Includes 92,680 shares which may be acquired by Mr. Sergi pursuant to stock options which are currently exercisable.

(5) Includes 16,200 shares of Common Stock which may be acquired by Mr. Hill pursuant to stock options which are currently exercisable.

(6) Includes 18,574 shares of Common Stock which can be acquired by Mr. Wetzel pursuant to stock options which are currently exercisable, 18,060 shares pursuant to a warrant to purchase Common Stock at $5.71 per share and 15,750 shares pursuant to a warrant to purchase Common Stock at $8.10 per share.

(7) Includes 28,324 shares of Common Stock which may be acquired pursuant to Directors' Stock Options which are currently exercisable. Mr. Attar beneficially owns 2,449 shares over which he has sole voting power. Mr. Attar disclaims beneficial ownership of all shares of Common Stock owned by certain entities to which he provides investment advice, other than the shares referred to above.

(8) Includes 205,957 shares of Common Stock held in the name of Ken (Kook Joo) Choi and Myungki Choi, as Trustees of the Choi Family Trust under an agreement dated March 22, 1993. Also includes 1,166 shares of Common Stock which may be acquired by Mr. Choi pursuant to stock options which are currently exercisable.

(9) Includes 118,389 shares of Common Stock held by Kitty Hawk Capital Limited Partnership II, of which Mr. Hegele is the managing partner.

(10) Includes 7,500 shares of Common Stock which may be acquired by Mr. Kleinaitis pursuant to Directors' Stock Options which are currently exercisable.

(11) Includes 17,826 shares of Common Stock which may be acquired by Mr. Polak pursuant to Directors' Stock Options which are currently exercisable and 1,573 shares held by corporations and partnerships controlled by Mr. Polak. Includes warrants to purchase 5,250 shares. Excludes 700 shares held in trust for the benefit of Mr. Polak's wife of which Mr. Polak disavows beneficial ownership.

(12) Includes 7,500 shares of Common Stock which may be acquired by Mr. Ross pursuant to a warrant to purchase shares at $16.25 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH NICHOLAS MENONNA, JR. AND MARTIN J. SERGI

      The Company leases office space from the Mall at the Galaxy, Inc. (the "Mall"), a corporation which is 72% owned by Nicholas Menonna, Jr., a principal shareholder and former Chairman and Chief Executive Officer of the Company, and Martin J. Sergi, a principal shareholder and President of the Company. The Mall leases space to 27 tenants under long-term operating leases. The Company made rental payments to the Mall of $96,000 in fiscal year 1998. The Company believes that the lease for the office space was made on terms comparable to those which could have been obtained from an unaffiliated lessor.

      The Company held a promissory note of the Mall at the Galaxy, Inc. dated January 1, 1994 in the original principal amount of $121,581, with a balance including interest accrued as of December 31, 1998 of $62,486. This note was issued in replacement of a note dated May 30, 1989 in the original principal amount of $74,076. The note bears interest at 10% per annum.

PRIVATE PLACEMENTS OF NOTES, LETTER OF CREDIT

      During 1996, the Company made private placements of $2,003,314 of 8% notes due July 31, 1996 together with 333,882 warrants to purchase Common Stock at $6.00 per share, subject to adjustment, which expire five (5) years from the date of issue. Certain directors and executive officers of the Company or affiliates thereof participated in the private placement in the amounts as follows: Mr. Menonna, $129,000 in notes and 22,575 warrants; Mr. Wetzel, $103,314 in notes and 18,080 warrants; Mr. Pirasteh, $60,000 in notes and 10,500 warrants (which were registered in the names of others); and Mr. Polak, $60,000 in notes and 10,500 warrants.

      In connection with the purchase of the assets of Prins Recycling Corp. in 1997, a letter of credit was provided to the secured lender to Prins. Three individuals, including Mr. Wetzel, provided the collateral supporting the letter of credit. As consideration for providing such collateral, such individuals received a fee, equal to 1.5% of the face amount of the letter of credit and warrants to purchase shares of common stock of the Company. Mr. Wetzel received a fee of $4,500 and a warrant to purchase 9,450 shares at an exercise price of $8.10 per share.

                                     PART IV

ITEM 14.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

      (a) The following financial statements are filed as a part of this report:

      Consolidated Financial Statements of KTI, Inc.:
      Report of Independent Auditors
      Consolidated Balance Sheets at December 31, 1998 and 1997
      Consolidated Statements of Income for each of the three years in the period ended December 31, 1998
      Consolidated Statements of Changes in Shareholders Equity for each of the three years in the period ended December 31, 1998
      Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1998
      Notes to Consolidated Financial Statements
      Financial Statements of Penobscot Energy Recovery Company:
        Report of Independent Auditors
        Statement of Income for the year ended December 31, 1996
        Statement of Changes in Partners' Capital for the year ended
          December 31, 1996
        Statement of Cash Flows for the year ended December 31, 1996
        Notes to Financial Statements

      (b) The following consolidated financial statement schedule of the Company is filed as part of this report:

         Schedule I - Condensed Financial Information of Registrant
         Schedule II -- Valuation of Qualifying Accounts

         All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

      (c) The following exhibits which are furnished with this report or incorporated herein by reference, are filed as part of this report:

                                  EXHIBIT INDEX

2.1 Agreement of Reorganization and Merger among KTI, Inc., a New Jersey corporation, K-C Industries, Inc., an Oregon corporation and KES, Inc., a Delaware corporation, dated September 22, 1997(1)

3.1 Certificate of Amendment to Registrant's Restated Certificate of Certificate of Incorporation, filed August 8, 1997(3)

3.2 Certificate of Correction to Certificate of Amendment to Registrant's Restated Certificate of Certificate of Incorporation, filed October 31, 1997(23)

4.1      Specimen Form of Common Stock Certificate(2)

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

10.6 Credit Agreement dated as of May 15, 1986 by and among Penobscot Energy Recovery Company, PERC Management Company and Energy National, Inc. and The Banking Institutions Signatory Hereto and Bankers Trust Company, as Agent, as amended(4)

10.7 Second Amended and Restated Agreement and Certificate of Limited Partnership of Penobscot Energy Recovery Company dated May 15, 1986, as amended(2)

10.8 Agreement between Penobscot Energy Recovery Company and Bangor Hydro-Electric Company dated June 21, 1984, as amended (2)

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

10.67 Warrant Agreement dated August 7, 1997 between KTI, Inc. and Credit Research & Trading LLC(19)

10.68 Registration Rights Agreement dated August 15, 1997 between KTI, Inc. and the purchases named therein(19)

10.69 Purchase and Option Agreement by and between PERC Management Company Limited Partnership and The Prudential Insurance Company of America dated September 30, 1997(20)

10.70 Second Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of Penobscot Energy Recovery Company, Limited Partnership dated as of September 29, 1997(20)

10.71 Assignment and Assumption Agreement between The Prudential Insurance Company of America and PERC Management Company Limited (20) Partnership dated as of September 29, 1997 re Penobscot Energy Recovery Company, Limited Partnership(20)

10.72 Amendment No. 1 to Reimbursement Agreement and Release of Assignment dated as of September 29, 1997 to the Reimbursement Agreement dated as of May 28, 1991 of Penobscot Energy Recovery Company, Limited Partnership in favor of Morgan Guaranty Trust Company of New York re Penobscot Energy Recovery Company, Limited Partnership(20)

10.73 Assignment and Assumption Agreement between The Prudential Insurance Company of America and PERC Management Company Limited Partnership dated as of September 29, 1997 re Orrington Waste Ltd., Limited Partnership(20)

10.74 Amendment no. 1 to Reimbursement Agreement and Release of Assignment dated as of September 29, 1997 to the Reimbursement Agreement dated as of May 28, 1991 of Penobscot Energy Recovery Company, Limited Partnership in favor of Morgan Guaranty Trust Company of New York re Orrington Waste Ltd.(20)

10.75 Warrant to purchase 7,500 shares of KTI, Inc. Common Stock at $16.25 per share issued to Wilbur L. Ross dated as of January 1, 1998 (24)

10.76 Securities Purchase Agreement dated as of January 1, 1998, by and among Vel-A-Tran Recycling, Inc., a Massachusetts corporation, Raymond Vellucci and KTI Recycling of New England, Inc., a Delaware corporation(21)

10.77 Securities Purchase Agreement dated as of January 27, 1998 among Total Waste Management Corporation, Donald A. Littlefield, William Kaylor and KTI Specialty Waste Services, Inc., a Maine corporation(22)

10.78 Commitment Letter from the Finance Authority of Maine dated February 13,1998 regarding willingness to refinance Electric Rate Stabilization Bonds for Penobscot Energy Recovery Company, Limited Partnership (25)

10.79 Letter of Intent dated April 17, 1998 by and between KTI, Inc. and FCR, Inc. describing the intended purchase of FCR, Inc. by KTI, Inc. (26)

10.80 Exchange Notice, dated June 5, 1998, notifying shareholders of the Series B Preferred Stock of KTI's intent to convert such stock into Subordinated Convertible Notes ("the Exchange Notes") bearing interest at 8.75% (27)

10.81 Stock Purchase Agreement dated June 16, 1998 by and between KTI, Inc. and the Shareholders of Multitrade Group, Inc. (28)

10.82 Warrant to purchase 17,500 shares of KTI, Inc. Common Stock at $22.25 per share issued to George Mitchell dated as of June 22, 1998 (24)

10.83 Amendment No. 2 to Power Purchase Agreement, entered into as of the 26th day of June, 1998 by and between Penobscot Energy Recovery Company, Limited Partnership, a Maine limited partnership, and Bangor-Hydro Electric Company, a Maine corporation. (29)

10.84 Second Amended and Restated Waste Disposal Agreements between Penobscot Energy Recovery Company and the Municipal Review Committee, Inc. dated as of June 26, 1998 (29)

10.85 Loan Agreement by and between Finance Authority of Maine and Penobscot Energy Recovery Company, Limited Partnership dated as of June 26, 1998
         (29)

10.86 KTI, Inc. Limited Guaranty dated as of June 26, 1998 on loan agreement in Exhibit 10.85 (29)

10.87 Bangor Hydro-Electric Company Warrant to Purchase Common Stock issued to PERC Management Company Limited Partnership dated as of June 26, 1998 (29)

10.88 Third Amended and Restated Agreement of Limited Partnership of Penobscot Energy Recovery Company, Limited Partnership dated as of June 26, 1998 (29)

10.89 Surplus Cash Agreement dated as of June 26, 1998 among Penobscot Energy Recovery Company, Limited Partnership, Bangor Hydro-Electric Company and Municipal Review Committee, Inc. (29)

10.90 Revolving Credit Agreement dated July 10, 1998 among KTI, Inc. and the Subsidiary Borrowers, Jointly and Severally as the Borrower, KeyBank National Association and other financial institutions as Lenders and KeyBank National Association, as Agent, regarding $150,000,000 Line of Credit. (30)

10.91 Agreement and Plan of Merger dated as of July 22, 1998 by and between KTI, Inc. and FCR, Inc. (31)

10.92 Fairness opinion letter issued to KTI, Inc. by Donaldson, Lufkin & Jenrette dated as of July 7, 1998. (31)

10.93 Asset Purchase Agreement, dated as of August 5, 1998, by and among First State Recycling, Inc., a Delaware corporation, and KTI Environmental Consulting, Inc., a Delaware corporation. (32)

10.94 Asset Purchase Agreement between KTI New Jersey Fibers, Inc. and Atlantic Coast Fibers, Inc. dated as of August 21, 1998. (33)

10.95 Asset Purchase Agreement between KTI New Jersey Fibers, Inc., PGC Corporation and Gaccione Bros. & Co., Inc. dated as of August 21, 1998.
         (33)

10.96 Agreement and Plan of Merger, dated July 22, 1998, between KTI, Inc., KTI Acquisition Sub, Inc., FCR, Inc. and certain securityholders of FCR, Inc. (34)

10.97    Employment Agreement, dated August 28, 1998, between KTI, Inc. and Paul
         A. Garrett. (34)

10.98 Employment Agreement, dated August 28, 1998, between KTI, Inc. and Brian J. Noonan. (34)

10.99 Warrant to purchase 7,500 shares of KTI, Inc. Common Stock at $15.3125 per share issued to Carlos Aguero dated as of August 28, 1998 (24)

10.100 Warrant to purchase 7,500 shares of KTI, Inc. Common Stock at $15.3125 per share issued to W. Christopher Hegele dated as of August 28, 1998
         (24)

10.101 Agreement and Plan of Reorganization dated as of October 28, 1998, by and among KTI Specialty Waste Services, Inc., Russell Stull Company, Capitol City Transfer, Inc. and TWTS, Inc., all Maine corporations and Russell G. Stull. (35)

10.102 Purchase and Sale Agreement between KTI Environmental Group, Inc. and CNA Realty Corp, Inc. dated as of December 30, 1998. (36)

10.103 Investment Agreement dated as of December 29, 1998 between and among KTI, Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc. (37)

10.104 Letter Loan Agreement between KTI, Inc. and CNA Realty Corp, Inc. dated as of December 29, 1998 between and among KTI, Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc. (37)

10.105 Pledge Agreement dated as of December 29, 1998 between and among KTI, Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc. (37)

10.106 Intercreditor Agreement between KTI, Inc. and Finova Capital Corporation dated as of December 29, 1998 (37)

10.107 Non-Exclusive License to Use Technology between KTI, Inc. and Oakhurst Technology, Inc. dated as of December 29, 1998 (37)

10.108 Operating and Maintenance Agreement, dated as of December 29, 1998 by and between New Heights Recovery & Power, LLC and KTI Operations, Inc.
         (37)

10.109 Agreement and Plan of Merger, dated January 12, 1999, by and among Casella Waste Systems, Inc., Rutland Acquisition Sub, Inc. and KTI, Inc. (38)

10.110 Stock for Stock Reorganization Agreement by and among Anthony A. Peterpaul, Frank Peterpaul, Anthony Peterpaul, The AFA Group, Inc., AFA Pallet Group, Inc., Advanced Enterprises Recycling, Inc., Allied Equipment & Sales Corp., Inc., American Supplies Sales Group, Inc., Artic, Inc., Atlantic Transportation Technologies, Inc., Agro Products, Inc. and KTI Recycling of New Jersey, Inc., dated as of January 27, 1999 (39)

21       List of all subsidiaries of Registrant

*23      Consent of Ernst & Young LLP

----------------------------------

(1) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 16, 1997.

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

(20) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 30, 1997.

(21) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 15, 1998.

(22) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated February 4, 1998.

(23)     Filed with the Registration Statement on Form S-2 dated February 11,
         1998.

(24)     Filed with the Registration Statement on Form S-3 dated September 30,
         1998

(25) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated February 23, 1998

(26) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated May 7, 1998

(27) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated June 17, 1998

(28) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated June 25, 1998

(29) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated July 8, 1998

(30) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated July 15, 1998

(31) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 5, 1998

(32) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 13, 1998

(33) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 31, 1998

(34) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 14, 1998

(35) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated November 10, 1998

(36) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 6, 1999

(37) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 15, 1999

(38) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 21, 1999

(39) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated February 10, 1999

*        Filed herewith.

      REPORTS ON FORM 8-K FILED DURING THE FOURTH QUARTER OF 1998.

      Two Reports on Form 8-K were filed in the fourth quarter of 1998, one of which was amending a Form 8-K filed during the third quarter. The following is a list of the Forms 8-K filed and the dates thereof.

      (i) A Form 8-K/A was filed on October 7, 1998 reporting that on August 28, 1998, FCR, Inc. was merged with and into KTI Acquisition Sub, Inc. pursuant to an Agreement and Plan of Merger, dated July 22, 1998 and that on July 2, 1998, FCR acquired all of the outstanding shares of stock of Resource Recovery Systems, Inc.

      (ii) A Form 8-K was filed on November 10, 1998 reporting that in connection with a previous Form 8-K filed on September 14, 1998, reporting that FCR, Inc. was merged with and into KTI Acquisition Sub, Inc. pursuant to an Agreement and Plan of Merger, dated July 22, 1998. As a result of the Merger, FCR became a wholly-owned subsidiary of the Company.

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KTI, INC. (Registrant)

                                          By:   _________________________
                                                Ross Pirasteh
                                                Chairman of the Board

Date:  March 31, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                                   Title                                   Date
---------                                   -----                                   ----
                                    Chairman of the Board                       May 14, 1999
----------------------
Ross Pirasteh

                                    Chief Financial Officer                     May 14, 1999
----------------------              (Principal Executive Financial
Brian J. Noonan                     and Accounting Officer)


                                    President and Director                      May 14, 1999
----------------------
Martin J. Sergi


Paul A. Garrett                     Vice Chairman and Director                  May 14, 1999


By:          *
   -----------------------

Paul Kleinaitis                     Director                                    May 14, 1999


By:          *
   -----------------------

George Mitchell                     Director                                    May 14, 1999


By:          *
   -----------------------

Wilbur Ross                         Director                                    May 14, 1999


By:         *
   -----------------------

Dibo Attar                          Director                                    May 14, 1999


By:          *
   -----------------------

Jack Polak                          Director                                    May 14, 1999


By:         *
   -----------------------

Kenneth Choi                        Director                                    May 14, 1999


By:         *
   -----------------------

Carlos Aguero                       Director                                    May 14, 1999


By:         *
   -----------------------

H. Christopher Hegele               Director                                    May 14, 1999


By:         *
   -----------------------

* /s/ of Martin J. Sergi Attorney-in-Fact

                                   KTI, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                           ----
The following consolidated financial statements and schedules of KTI, Inc. are included in Item 8:

Consolidated Financial Statements of KTI, Inc.:
  Report of Independent Auditors                                                                            F-2
  Consolidated Balance Sheets at December 31, 1998 and 1997                                                 F-3
  Consolidated Statements of Income for each of the three years in the
       period ended December 31, 1998                                                                       F-4
  Consolidated Statements of Changes in Stockholders' Equity for each of
       the three years in the period ended December 31, 1998                                                F-5
  Consolidated Statements of Cash Flows for each of the three years in the
       period ended December 31, 1998                                                                       F-6
  Notes to Consolidated Financial Statements                                                                F-8
Financial Statements of Penobscot Energy Recovery Company:
  Report of Independent Auditors                                                                           F-35
  Statement of Income for the year ended December 31, 1996                                                 F-36
  Statement of Changes in Partners' Capital for the year ended December 31, 1996                           F-37
  Statement of Cash Flows for the year ended December 31, 1996                                             F-38
  Notes to Financial Statements                                                                            F-39

The following consolidated financial statement schedules of KTI, Inc. are included in Item 14(d):
I    Condensed Financial Information of Registrant                                                         F-42
II   Valuation and Qualifying Accounts                                                                     F-46


All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
KTI, Inc.

We have audited the accompanying consolidated balance sheets of KTI, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KTI, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                                              ERNST & YOUNG LLP


Hackensack, New Jersey
March 30, 1999, except for the
second paragraph of Note 8 and the first paragraph of Note 20 as to which the date is May 12, 1999

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                    DECEMBER 31,       DECEMBER 31,
                                                                                                        1998              1997
                                                                                                        ----              ----
                                  ASSETS
Current Assets
     Cash and cash equivalents                                                                        $  9,426           $ 11,181
     Restricted funds                                                                                   19,088             13,103
     Accounts receivable, net of allowances of $1,313 and $294                                          29,272             22,126
     Consumables and spare parts                                                                         4,483              4,041
     Inventory                                                                                           4,866              1,219
     Notes receivable -- officers/shareholders and affiliates                                            1,858                 29
     Other receivables                                                                                   4,158                461
     Deferred taxes                                                                                      4,832              2,751
     Other current assets                                                                                3,370                793
                                                                                                      --------           --------
         Total current assets                                                                           81,353             55,704

Restricted funds                                                                                         4,350              6,527
Notes receivable - officers/shareholders and affiliates                                                  1,534                 81
Other receivables                                                                                        3,025                271
Other assets                                                                                             6,167              1,768
Deferred costs, net of accumulated amortization
     of $1,610 and $676                                                                                  5,268              2,911
Goodwill and other intangibles, net of accumulated amortization
     of $3,492 and $778                                                                                117,878             17,483
Deferred project development costs                                                                                            937
Property, equipment and leasehold improvements, net of
     accumulated depreciation of $26,873 and $17,837                                                   203,391            156,801
                                                                                                      --------           --------

     Total assets                                                                                     $422,966           $242,483
                                                                                                      ========           ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                                 $ 14,940           $  8,779
     Accrued expenses                                                                                    9,313              3,990
     Debt, current portion                                                                               9,775             19,794
     Other current liabilities                                                                           4,499              1,184
                                                                                                      --------           --------
         Total current liabilities                                                                      38,527             33,747

Other liabilities                                                                                        4,227              1,918
Debt, less current portion                                                                             202,153             74,473
Minority interest                                                                                       19,526             22,105
Deferred taxes                                                                                           2,662
Deferred revenue                                                                                        33,871             37,500
Convertible subordinated notes                                                                           6,770

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized; Series A; non-voting; par value
     $8 per share; 447,500 shares authorized, issued and outstanding in 1997
     Series B; voting; par value $25 per share; 8.75%, 880,000
     shares authorized; 856,000 shares issued and outstanding in 1997                                                      21,400
Common stock; no par value (stated value $.01 per share);
     authorized 40,000,000 in 1998 and 20,000,000 in 1997, issued
     and outstanding 13,266,204 and 8,912,630 shares in 1998 and 1997, respectively                        133                 89
Additional paid-in capital                                                                             115,026             52,762
Retained earnings (deficit)                                                                                 71             (5,243)
                                                                                                      --------           --------
Total stockholders' equity                                                                             115,230             72,740
                                                                                                      --------           --------
     Total liabilities and stockholders' equity                                                       $422,966           $242,483
                                                                                                      ========           ========

     See accompanying notes.

                                    KTI, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                           YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------------------
                                                                              1998                   1997                   1996
                                                                              ----                   ----                   ----
Revenues                                                                 $    192,977           $     96,157           $     68,508
Cost of operations                                                            161,058                 76,646                 26,454
                                                                         ------------           ------------           ------------
     Gross Profit                                                              31,919                 19,511                 42,054
Selling, general and administrative                                             7,729                  2,978                  2,389
                                                                         ------------           ------------           ------------
     Income from operations                                                    24,190                 16,533                 39,665

Interest expense, net                                                         (10,667)                (5,086)                (4,464)
Other income, net                                                                                        390                     37
                                                                         ------------           ------------           ------------
     Income from continuing operations before minority
     interest, provision (benefit) for income taxes and
     extraordinary item                                                        13,523                 11,837                 35,238

Minority interest                                                               5,408                  1,609                 18,610
Pre-acquisition earnings                                                                               4,722
                                                                         ------------           ------------           ------------
     Income from continuing operations before provision
     (benefit) for income taxes and extraordinary item                          8,115                  5,506                 16,628

Provision (benefit) for income taxes                                            1,046                 (2,586)
                                                                         ------------           ------------           ------------
     Income from continuing operations before
     extraordinary item                                                         7,069                  8,092                 16,628

Discontinued operations
     Loss from discontinued operations (including a
     loss on disposal of $549 and provision for income taxes of $200)                                                           714
                                                                         ------------           ------------           ------------
     Income before extraordinary item                                           7,069                  8,092                 15,914

Extraordinary item - Loss on early extinguishment
  of debt, net of minority interest and in 1998, taxes                           (351)                                      (2,248)
                                                                         ------------           ------------           ------------
     Net income                                                                 6,718                  8,092                 13,666

Accretion and accrued and paid dividends on preferred stock                    (1,133)                (1,408)
                                                                         ------------           ------------           ------------

     Net income available to common shareholders                         $      5,585           $      6,684           $     13,666
                                                                         ============           ============           ============

Earnings per common share:
Basic:
     Income from continuing operations                                   $       0.56           $       0.90           $       2.73
     Loss from discontinued operations                                                                                        (0.11)
                                                                         ------------           ------------           ------------
     Income before extraordinary item                                            0.56                   0.90                   2.62

     Extraordinary item                                                         (0.03)                                        (0.37)
                                                                         ------------           ------------           ------------
     Net income                                                          $       0.53           $       0.90           $       2.25
                                                                         ============           ============           ============

     Weighted average number of shares used in computation                 10,548,570              7,403,681              6,081,503
                                                                         ============           ============           ============

Diluted:
     Income from continuing operations                                   $       0.52           $       0.83           $       2.47
     Loss from discontinued operations                                                                                        (0.10)
                                                                         ------------           ------------           ------------
     Income before extraordinary item                                            0.52                   0.83                   2.37

     Extraordinary item                                                         (0.03)                                        (0.32)
                                                                         ------------           ------------           ------------
     Net income                                                          $       0.49           $       0.83           $       2.05
                                                                         ============           ============           ============

     Weighted average number of shares used in computation                 11,398,151              8,426,190              6,933,688
                                                                         ============           ============           ============

     See accompanying notes.

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                 SERIES A                               SERIES B
                                                             PREFERRED STOCK                        PREFERRED STOCK
                                                        --------------------------             -------------------------
                                                        SHARES              AMOUNT             SHARES             AMOUNT
                                                        ------              ------             ------             ------
Balance at December 31, 1995
    Net income
    Issuance of common stock for:
       Exercise of options
       Exercise of warrants
       Conversion of debt
       Business combinations
    Issuance of stock purchase warrants
                                                        -------            -------           --------           --------
Balance at December 31, 1996
    Net income
    Issuance of preferred stock and common
      stock purchase warrants                           487,500            $ 3,376
    Accretion of preferred stock                                               700
    Issuance of preferred stock and common
      stock purchase warrants                                                                 856,000           $ 21,400
    Issuance of common stock and common stock
     purchase warrants for:
       Exercise of options
       Exercise of warrants
       Conversion of debt
       Conversion of preferred stock                    (40,000)              (344)
       Employee savings plan contribution
       Business combinations
    Dividends paid on Series B Preferred Stock
                                                        -------            -------           --------           --------
Balance at December 31, 1997                            447,500              3,732            856,000             21,400
    Net income
    Accretion of preferred stock                                                42
    Issuance of common stock and common stock
     purchase warrants for:
       Exercise of options
       Exercise of warrants
       Non-employee director's compensation
       Conversion of preferred stock:
         Series A                                      (447,500)            (3,774)
         Series B                                                                            (856,000)           (21,400)
       Conversion of debt
       Employee savings plan contribution
       Business combinations
    Tax benefit realized from stock option
       transactions
    Dividends paid on Series B Preferred Stock
    Additional costs related to preferred
     stock issuance
                                                        -------            -------           --------           --------
Balance at December 31, 1998
                                                        =======            =======           ========           ========
                                                                COMMON STOCK             ADDITIONAL       RETAINED
                                                            --------------------           PAID-IN        EARNINGS
                                                           SHARES         AMOUNT          CAPITAL        (DEFICIT)           TOTAL
                                                           ------         ------          -------         -------            -----
Balance at December 31, 1995                             5,946,973              $ 59        $ 33,427       $(26,606)      $  6,880
    Net income                                                                                               13,666         13,666
    Issuance of common stock for:
       Exercise of options                                  55,346                 1             280                           281
       Exercise of warrants                                 41,183                               225                           225
       Conversion of debt                                  725,015                 7           4,045                         4,052
       Business combinations                                68,249                 1             455                           456
    Issuance of stock purchase warrants                                                          144                           144
                                                        ----------              ----        --------       --------       --------
Balance at December 31, 1996                             6,836,766                68          38,576        (12,940)        25,704
    Net income                                                                                                8,092          8,092
    Issuance of preferred stock and common
      stock purchase warrants                                                                    422                         3,798
    Accretion of preferred stock                                                                (700)
    Issuance of preferred stock and common
      stock purchase warrants                                                                 (1,416)                       19,984

    Issuance of common stock and common stock
     purchase warrants for:
       Exercise of options                                  85,353                 1             502                           503
       Exercise of warrants                                692,771                 7           3,611                         3,618
       Conversion of debt                                  618,609                 6           4,901                         4,907
       Conversion of preferred stock                        40,000                 1             343
       Employee savings plan contribution                    4,117                                35                            35
       Business combinations                               635,014                 6           6,488                         6,494
    Dividends paid on Series B Preferred Stock                                                                 (395)          (395)
                                                        ----------              ----        --------       --------       --------
Balance at December 31, 1997                             8,912,630                89          52,762         (5,243)        72,740
    Net income                                                                                                6,718          6,718
    Accretion of preferred stock                                                                 (42)
    Issuance of common stock and common stock
     purchase warrants for:
       Exercise of options                                 235,682                 2           1,894                         1,896
       Exercise of warrants                                411,894                 4           1,648                         1,652
       Non-employee director's compensation                                                      205                           205
       Conversion of preferred stock:
         Series A                                          447,500                 4           3,770
         Series B                                           25,531                 1             300                       (21,099)
       Conversion of debt                                1,283,399                13          15,686                        15,699
       Employee savings plan contribution                    4,215                                41                            41
       Business combinations                             1,945,353                20          38,122                        38,142
    Tax benefit realized from stock option
       transactions                                                                              738                           738
    Dividends paid on Series B Preferred Stock                                                              (1,404)         (1,404)
    Additional costs related to preferred
       stock issuance                                                                            (98)                          (98)
                                                        ----------              ----        --------       --------       --------
Balance at December 31, 1998                            13,266,204              $133        $115,026       $    71        $115,230
                                                        ==========              ====        ========       ========       ========

See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                  Year ended December 31,
                                                                                       --------------------------------------------
                                                                                       1998               1997               1996
                                                                                       ----               ----               ----
OPERATING ACTIVITIES
Net income                                                                           $  6,718           $  8,092           $ 13,666
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Loss on disposal of discontinued operations                                                                                 550
    Extraordinary loss                                                                    351                                 2,248
    Depreciation and amortization                                                      13,212              6,249              6,336
    Minority interest, net of distributions                                             2,820              1,609             18,610
    Deferred revenue                                                                   (3,750)            (3,750)            41,250
    Deferred income taxes                                                                 156             (2,751)
    Provision for losses on accounts receivable                                         1,289                193
    Interest accrued and capitalized on debt                                            1,109                906              1,451
    Notes receivable and warrants received in connection with
        amended PPA                                                                    (7,386)
    Write-off of deferred project development costs                                       937
    Non-cash directors' compensation                                                      205
    Premium for conversion of convertible debt to common stock                          1,370
    Other non-cash charges                                                                187                (83)               262
    Equity in net income of subsidiaries, net of distributions                                                                 (198)
    Loss on sale of debt securities                                                                                             296
    Changes in operating assets and liabilities:
      Accounts receivable                                                               1,866             (2,458)             4,703
      Consumables, spare parts and inventory                                           (1,104)                71               (842)
      Other receivables                                                                 1,206                244               (258)
      Other assets                                                                     (1,200)              (503)             1,005
      Accounts payable and accrued expenses                                            (9,038)             1,285             (3,283)
      Other liabilities                                                                (1,867)               218               (187)
                                                                                      -------            -------              -----
Net cash provided by operating activities                                               7,081              9,322             85,609

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements                            (8,581)            (5,072)            (3,412)
Proceeds from sale of assets                                                              460                203                469
Proceeds from sale of discontinued operation                                                                                  5,005
Deferred project development costs                                                                           (45)              (910)
Net change in restricted funds:
    Cash equivalents                                                                   (3,251)            (2,149)                (3)
    Debt securities available-for-sale                                                                                        5,579
Purchase of additional partnership interests                                           (2,410)           (14,532)              (792)
Cash acquired in purchase of additional partnership interests                                              5,375
Purchase of businesses, net of cash acquired                                          (55,499)           (17,548)            (2,958)
Investment in unconsolidated affiliate                                                   (865)
Notes receivable--officers/shareholders and affiliates                                 (1,400)               340                 (9)
Proceeds from sale of business                                                          1,985
                                                                                      -------            -------              -----
Net cash provided by (used in) investing activities                                   (69,561)           (33,428)             2,969


                                                       -Continued-

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                 Year ended December 31,
                                                                                         1998              1997              1996
                                                                                         ----              ----              ----
FINANCING ACTIVITIES
Deferred financing costs                                                                 (3,901)           (1,265)           (1,188)
Net borrowings on lines of credit                                                       133,573            30,107             8,786
Proceeds from issuance of debt                                                           44,995
Additional preferred stock issuance costs                                                   (98)
Proceeds from sale of common stock                                                        3,548             4,121               506
Proceeds from sale of preferred stock                                                                      23,782
Dividends paid                                                                           (1,404)             (395)
Principal payments on debt                                                             (115,988)          (26,290)          (97,909)
                                                                                      ---------         ---------         ---------
Net cash provided by (used in) financing activities                                      60,725            30,060           (89,805)
                                                                                      ---------         ---------         ---------
Increase (decrease) in cash and cash equivalents                                         (1,755)            5,954            (1,227)
Cash and cash equivalents at beginning of year                                           11,181             5,227             6,454
                                                                                      ---------         ---------         ---------
Cash and cash equivalents at end of year                                              $   9,426         $  11,181         $   5,227
                                                                                      =========         =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                         $   8,864         $   2,792         $   6,145
Taxes paid                                                                                  150                75
NON CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations entered into for lease of equipment                             1,725               347
Purchase of businesses and additional partnership interest, net of cash acquired:
  Working capital surplus (deficit), net of cash acquired                                (1,772)            6,293             1,311
  Property, equipment and leasehold improvements                                         48,277            67,660             8,012
  Purchase price in excess of net assets acquired                                       102,866            14,235             3,256
  Other assets                                                                            4,466               667               591
  Non-current liabilities                                                                57,786            55,659             8,964
  Common stock and common stock purchase warrants issued                                 38,142             6,494               456



See accompanying notes

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



1.  ORGANIZATION

KTI, Inc. ("KTI") and subsidiaries (collectively, the "Company"), is an integrated waste handling business providing wood, paper, corrugated, metals, plastic and glass processing and recycling, municipal solid waste processing and disposal capabilities, specialty waste disposal services, recycling of ash combustion residue, the generation of electricity and steam and the manufacture of finished products utilizing recyclable materials. The Company also markets recyclable metals, plastic, paper and corrugated processed at its facilities and by third parties. The Company operates 53 facilities in 21 states and Canada in four operating segments: Waste-to-Energy Processing, Finished Products, Commercial Recycling and Residential Recycling.

There are significant restrictions on the ability of certain of the Company's subsidiaries to distribute assets to the Company. These restrictions result from the terms of certain indebtedness and provisions of other agreements with third parties. These subsidiaries include the Company's majority-owned consolidated subsidiaries, Maine Energy Recovery Company ("Maine Energy") and Penobscot Energy Recovery Company ("PERC") and the Company's wholly-owned subsidiary Timber Energy Resources, Inc. ("TERI"). At December 31, 1998, the net assets of these subsidiaries was $88,297.

Maine Energy, PERC and TERI are subject to the provisions of various federal, state, local and provincial energy laws and regulations, including the Public Utility Regulatory Policy Act of 1978, as amended. In addition, federal, state and local environmental laws establish standards governing certain aspects of the Company's operations. The Company believes it has all permits, licenses and approvals necessary to operate.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of KTI and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. As described in Note 5, during 1997 the Company acquired in two transactions certain limited partnership interests in PERC aggregating 64.29%. Prior to these transactions, the Company was a 7.00% owner and the managing general partner of PERC. As a result of the Company's aggregate ownership interest, PERC's financial statements have been included in the Company's consolidated statement of income for the year ended December 31, 1997. The consolidated statement of income includes PERC's operations for the year ended December 31, 1997 as though the acquisition had occurred at the beginning of the year and includes adjustments to eliminate minority interest and the pre-acquisition earnings of PERC attributable to the partnership interests acquired as of the respective dates. Prior to 1997, the Company's investment in PERC was accounted for under the equity method based on the Company's significant influence over its financial and operating policies.

The ownership interest of minority owners in the equity and earnings of the Company's less than 100 percent-owned consolidated subsidiaries is recorded as minority interest.

CASH EQUIVALENTS

The Company considers all highly liquid investments with an original maturity of 90 days or less when purchased to be cash equivalents.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



RESTRICTED FUNDS

Restricted funds consist of cash and cash equivalents held in trust, all of which are available, under certain circumstances, for current operating expenses, debt service, capital improvements and repairs and maintenance in accordance with certain contractual obligations and cash deposited in a bank in connection with certain of the Company's debt and standby letter of credit obligations. Restricted funds available for current operating and debt service purposes are classified as current assets.

SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

Within the Waste-to-Energy segment, Maine Energy, PERC and TERI each sell electricity to the local electric utility in their respective geographic locations (Central Maine Power Company, ("CMP"), Bangor Hydro Electric Company ("BHE") and Florida Power Company ("FPC"), respectively). Electric power revenue from such utilities during 1998 totaled approximately $15,795, $32,177 (see Note
3) and $5,593, respectively and $15,249, $18,593 and $5,126, respectively, in 1997 and $20,337 in 1996 for CMP. Accounts receivable from CMP, BHE and FPC were $1,393, $3,166 and $472, respectively, at December 31, 1998 and $2,163,
$3,212 and $454, respectively, at December 31, 1997. In addition, Maine Energy and PERC earn substantial portions of their waste handling revenues from municipalities in their respective geographic regions in the state of Maine. TERI also earns a significant portion of its revenue from a large national paper manufacturer. Such revenues are earned under the terms of long-term agreements. American Ash Recycling of Tennessee, Ltd. ("AART") earns a substantial portion of its revenues as the result of a contract with the City of Nashville, Tennessee.

Although less than 10% of consolidated revenue, a significant portion of sales of recyclables in the Commercial segment is to international (including Pacific Rim countries, South America and Europe) and domestic paper manufacturers. The Company performs periodic credit evaluations of these customers. Although the Company's exposure to credit risk associated with non-payment by paper manufacturers is affected by conditions within the paper industry and the general economic condition of countries within the Pacific Rim, South America and Europe, a significant portion of outstanding receivables are supported through letters of credit either issued, confirmed or discounted by banks located in the United States. No single paper manufacturer customer exceeded 5% of the Company's total accounts receivable at December 31, 1998.

Although less than 10% of consolidated revenue, a significant portion of sales in the Residential Recycling segment is to two customers. The facilities within the Residential Recycling segment operate under long-term contracts with the local municipalities or contract waste haulers. This segment earns a portion of its revenues from these municipalities and waste haulers within the geographic region surrounding the respective facilities. In addition, the Residential Recycling segment enters into long-term contracts to sell recyclable materials at prices based on market price with a contractual floor. These contracts have terms from one to ten years and expire through 2008. No individual municipality or customer under long-term commodity contracts exceeded 5% of the Company's total accounts receivable at December 31, 1998.

Although less than 10% of consolidated revenue, a significant portion of sales in the Finished Products segment is to one customer. This customer is under a contract to purchase a specified quantity of product at rates that approximate market value through August, 2000. In addition, a significant portion of this segment's sales are to manufacturers of manufactured homes and insulation contractors throughout the United States and thus the revenues are impacted by sales of new homes, which are cyclical in nature. No individual customer of this segment exceeded 5% of the Company's total accounts receivable at December 31, 1998.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



Other financial instruments which subject the Company to concentrations of credit risk are cash and cash equivalents including restricted funds. The Company restricts its cash investments to financial institutions with high credit standings and securities backed by the United States Government.

INVENTORIES

Inventories, consisting of secondary fibers, recyclables ready for sale and certain finished products, include costs paid to third parties for purchased materials and are stated at the lower of cost (first-in, first-out) or market. Inventories consisted of finished goods of approximately $4,065 and $1,219 at December 31, 1998 and 1997 respectively, and raw material of approximately $801 at December 31, 1998.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. All costs incurred for additions and improvements, including interest during construction, are capitalized. The Company capitalized net interest costs of $285, $20 and $110, in 1998, 1997 and 1996, respectively. Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives ranging principally from three to twenty-five years. Assets under capital leases are amortized using the straight-line method over the estimated useful lives ranging from five to ten years. Amortization of assets under capital leases is included in depreciation expense. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement.

GOODWILL

Goodwill represents costs in excess of net assets of businesses acquired in purchase transactions. Goodwill is being amortized on a straight-line basis over periods up to thirty years.

DEFERRED FINANCING COSTS

Costs incurred in connection with debt and letter of credit financings are deferred and are being amortized over the life of the related debt or letter of credit issues using the interest method. The unamortized portion of such costs related to the previously outstanding PERC bonds in 1998 and the Maine Energy bonds in 1996 were included in the determination of the extraordinary loss.

DEFERRED PROJECT DEVELOPMENT COSTS

The Company defers certain external costs incurred in the development of new projects including design and costs related to obtaining required permits. Amortization of these costs begins when the project becomes operational. If management concludes that the related project will not be completed, the deferred costs are expensed immediately.

REVENUE RECOGNITION

Revenues from the sale of electricity to local utilities are recorded at the contract rate specified in each entity's power purchase agreement ("PPA") as it is delivered. Revenue also includes the portion of the gain on sale of electric generating capacity recognized during the respective period when the related contingency is eliminated.

Revenues from waste processing consist principally of fees charged to customers for waste disposal. Substantially all waste processing revenues are earned from customers located in a geographic region proximate to the respective facility. Revenue is generally recorded upon acceptance and in certain cases is based on rates specified in long-term contracts. Certain of these rates are subject to adjustment based on the levels of certain costs and expenses, as

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



defined, of Maine Energy and PERC. The Company periodically reviews the long-term contracts and any anticipated losses are charged to operations in the period the losses are first determinable. The Company's evaluation is based on estimated revenues and direct costs related to the respective contracts.

Revenues from the sale of recycled materials ($72,130, and $17,004 in 1998 and 1997, respectively) and finished products are recognized upon shipment. Rebates to certain municipalities based on sales of recyclable materials are recorded upon the sale of such recyclables to third parties and are included in cost of operations. Revenues for processing of recyclable materials are recognized upon delivery of recycled materials to the Company and totaled $7,791 and $690 in 1998 and 1997, respectively.

Management fees from affiliates for 1996, related to providing general partner services to PERC, were recognized in accordance with the partnership agreement and were included in waste processing revenues. Such amounts have been eliminated in consolidation for 1998 and 1997. Service and other revenues in connection with transportation and waste management are recognized upon completion of the services.

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

NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS

Net income available for common shareholders represents net income adjusted for:

                                                                       1998             1997
                                                                       ----             ----
         Accretion of preferred stock to redemption value             $   42           $  700
         Preferred stock dividends                                     1,091              395
         Dividends earned but not paid or accrued                                         313
                                                                      ------           ------
                                                                      $1,133           $1,408
                                                                      ======           ======



EVALUATION OF LONG-LIVED ASSETS

The Company assesses long-lived assets for impairment, including goodwill associated with assets acquired in a business combination when events or circumstances exist that indicate the carrying amount of those assets may not be recoverable. The Company performs an evaluation comparing the estimated future undiscounted cash flows associated with the asset to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. No such events or circumstances existed at December 31, 1998.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECENT ACCOUNTING DEVELOPMENTS

Recent accounting pronouncements which are not required to be adopted at December 31, 1998, include the following Statement of Financial Accounting Standards ("SFAS") and the American Institute of Certified Public Accountants Statements of Position ("SOP"):

SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be required to be adopted by the Company as of January 1, 2000, establishes standards for derivative instruments, including those embedded in other contracts and for hedging activities. The new standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use is required to be adopted by the Company as of January 1, 2000. The Company's current policy falls within the guidelines of SOP 98-1. Also, SOP 98-5, Reporting on the Costs of Start-Up Activities is required to be adopted by the Company as of January 1, 1999. Management believes that the adoption of SOP 98-5 will not have a material impact on the Company's financial statements.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.  AMENDMENT OF PERC's POWER PURCHASE AGREEMENT AND WASTE DISPOSAL AGREEMENTS

On June 26, 1998, PERC completed an amendment of its PPA with BHE. At closing, PERC received $6,000 in cash and BHE agreed to make 16 quarterly payments of $250 commencing October 1, 1998 (the "BHE Note"). For financial statement purposes, the BHE Note has been discounted using an effective interest rate of 5.45%. Revenue for 1998 includes the $6,000 cash payment and the present value of the BHE Note ($3,572). Imputed interest on the BHE Note is being amortized over its term and is included in interest income.

In addition, BHE issued the Company warrants to purchase 712,857 shares of BHE common stock at an exercise price of $7.00 per share, exercisable 25% annually with an expiration date of June 26, 2008. The estimated aggregate fair value of these warrants at the date of issuance was approximately $3,814 ($5.35 per share) which was recorded as revenue in 1998.

In connection with the amendment, PERC's waste disposal agreements with certain municipalities (the "Amending Charter Municipalities") were amended to extend the term of such agreements to 2018. In addition, PERC granted the Amending Charter Municipalities the right to purchase up to a 50% limited partnership interest in PERC for an aggregate purchase price of $31,000. Such purchases may only be made to the extent of their respective share of distributable cash from PERC, as defined, and one-half of the quarterly payments to be made under the BHE Note. Any such amounts paid by the Amending Charter Municipalities must be used to prepay PERC's outstanding bonds payable. The Amending Charter Municipalities were also granted the right to purchase the remaining partnership interests in 2018 at the then fair market value, as defined.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



The waste disposal agreements were further amended to provide that the Amending Charter Municipalities, BHE, and partners in PERC would each receive one-third of PERC's cash flows, as defined. Prior to this amendment, the municipalities received one-half PERC's distributable cash, as defined. Based on PERC's cash flow, as defined, distributable cash of approximately $4,616 and $1,101 was payable for 1998 and 1997, respectively. Of these amounts, approximately $413 and $1,101 remained unpaid as of December 31, 1998 and 1997, respectively, and was included in accrued expenses.

4. SALE OF ELECTRIC GENERATION CAPACITY AND RESTRUCTURE OF POWER PURCHASE AGREEMENT

On May 3, 1996, Maine Energy completed a restructuring of its PPA with CMP and the sale of the rights to its electrical generating capacity to CL Power Sales One, L.L.C. ("CL One"). At closing, Maine Energy received a payment from CL One of $85,000 ("Capacity Payment") and the PPA was amended to reflect a reduction in CMP's purchase price for electric power. In addition, the term of the PPA was extended from 2007 to 2012. The Company also received reimbursement of certain transaction costs, including interest on the Capacity Payment from November 6, 1995 to closing and certain other payments.

Under the terms of the agreements, Maine Energy will be liable to CMP for liquidated damages of $3,750 for any calendar year through the year 2006 and on a pro rata basis for the period from January 1, to May 31, 2007 in which it does not deliver at least 100,000,000 kilowatt hours ("kWh"). Also, if during the same period, Maine Energy fails to deliver at least 15,000,000 kWh in any calendar year through the year 2006 and on a pro rata basis for the period from January 1, to May 31, 2007 it will be liable to CMP for liquidated damages of $3,750 times the number of years remaining in the term of the agreement. Both the 100,000,000 kWh and the 15,000,000 kWh levels are adjusted in the case of a force majeure event, as defined. Maine Energy produced approximately 166,000,000 and 168,000,000 kWh of electricity in each of 1998 and 1997, respectively. In order to secure CMP's right to liquidated damages, Maine Energy has obtained an irrevocable letter of credit in the initial amount of $45,000 which will be reduced by $3,750 for each completed year in which no event requiring the payment of liquidated damages occurs. Under the terms of the letter of credit agreement, Maine Energy is required to maintain certain restricted funds. The letter of credit is collateralized by liens on substantially all of Maine Energy's assets. Based on these contingencies, Maine Energy deferred an amount totaling $45,000 on the date of the transaction. This amount is being recognized as revenue as the contingencies are eliminated. As of December 31, 1998 and 1997, the letter of credit and remaining deferred revenue equaled $33,750 and $37,500, respectively.

Maine Energy used the proceeds from the sale of its capacity to repay the then outstanding Maine Energy Resource Recovery Bonds and to retire the related bank letter of credit. This prepayment resulted in the recognition of an extraordinary loss of $2,248 (net of minority interest of $2,213) in 1996.

5. ACQUISITIONS

1998 Acquisitions

The Company acquired ten companies and an additional partnership interest in one company during 1998. Payment of the aggregate purchase price for these acquisitions consisted of (i) 1,945,353 shares of the Company's common stock at a weighted-average value of $19.06 per share (based on the closing prices of the common stock on the date of announcement of each acquisition); (ii) $57,909 in cash (net of cash acquired of $6,198); (iii) a promissory note in the principal amount of $1,086; and (iv) warrants to purchase 130,000 shares of common stock valued at approximately $1,060 as of the date of acquisition. These acquisitions were accounted for as purchases, and accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the dates of acquisition. The excess of the purchase price over the fair value of the acquired net assets aggregating $102,866 has been recorded as goodwill and is being amortized on a straight line basis over 30 years. The more significant 1998 acquisitions are described below.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



In August 1998, the Company acquired FCR, Inc. ("FCR") a diversified recycling company that provides residential and commercial recycling, processing and marketing services and primarily manufactures cellulose insulation and plastics using recycled materials. FCR owns or operates eighteen material recovery facilities, six cellulose insulation manufacturing facilities and three plastic processing facilities in twelve states. Payment of the purchase price, including all direct costs, of $63,581 consisted of (i) 1,714,285 shares of the Company's common stock valued at $18.96 per share (based on the closing price of the common stock on the date of announcement) and (ii) $31,074 in cash. An additional payment of up to $30,000 may have been required based on the earnings of FCR for the period July 1, 1998 through December 31, 1998 (the "Earnout"). Based on FCR's earnings during the period, no payments are due under the Earnout. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $70,032.

In August 1998, the Company acquired certain assets and assumed certain liabilities of Atlantic Coast Fibers, Inc. ("Atlantic Coast") and Gaccione Bros. & Co., Inc. and PGC Corporation (collectively, "Gaccione"). Atlantic Coast operates a high-grade paper processing facility. Payment of the purchase price, including all direct costs, for Atlantic Coast of $9,655 consisted of (i) 123,532 shares of the Company's common stock valued at $20.29 per share (based on the closing price of the common stock on the date of the announcement), (ii) $6,995 in cash and (iii) warrants to purchase 20,000 shares of common stock valued at approximately $153 as of the date of acquisition. Gaccione operated a high-grade paper processing facility. Payment of the purchase price, including all direct costs, for Gaccione of $6,975 consisted of (i) $5,889 in cash and
(ii) a 7% promissory note in the principal amount of $1,086. In September 1998, the Company agreed to a payment of an additional purchase price for Atlantic Coast and Gaccione consisting of 150,000 shares of common stock. The Company recorded this additional purchase price as a liability and an addition to goodwill. Subsequent to year-end, the Board of Directors approved the payment of the additional purchase price and the common stock was issued. The cost of these acquisitions exceeded the fair value of the acquired net assets by approximately $18,104.

In June 1998, the Company acquired Multitrade Group, Inc. ("Multitrade"). Multitrade operates three waste-to-energy facilities utilizing biomass and coal to produce steam for sale to major industrial users under long-term contracts. Payment of the purchase price, including all direct costs, for Multitrade was $12,347 in cash. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $4,537.

In December 1998, the Company acquired an additional 9.6% limited partnership interest in Maine Energy from one of the existing limited partners. The cost of the acquisition was $2,410. The transaction has been accounted for under the purchase method of accounting and the cost of the purchase price has been allocated to the assets and liabilities of Maine Energy (to the extent of the Company's additional ownership interest) based on their estimated fair values as of the date of acquisition and resulted in a reduction in the carrying value of property and equipment of approximately $975.

1997 Acquisitions

On September 30, 1997 and November 12, 1997, the Company purchased certain limited partnership interests in PERC aggregating 64.29% from one of the existing limited partners. The aggregate cost of the acquisitions was $14,500. The purchase price has been allocated to the assets and liabilities of PERC (to the extent of the Company's additional ownership interest) based on their estimated fair values as of the date of acquisition and resulted in a reduction in the carrying value of property and equipment of approximately $8,038. Prior to the acquisition of the additional 64.29% limited partnership interest, the Company accounted for its 7% ownership under the equity method. The excess of the Company's actual capital contributions over its original 7% ownership interest in the partnership's total contributed capital is being amortized over the term of the partnership's energy sales contract. This amount is included in goodwill.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



In November, 1997, the Company acquired certain assets and assumed certain liabilities of Prins Recycling Corp. and its subsidiaries ("Prins") pursuant to an order of the Bankruptcy Court for the District of New Jersey. Prins was engaged in the operation of three material recycling facilities located in or proximate to Newark, New Jersey, Chicago, Illinois and Charlestown, Massachusetts. The aggregate purchase price including all direct costs was approximately $15,100 and included warrants to purchase 92,250 shares of the Company's common stock at exercise prices ranging from $8.10 to $9.25 per share. The warrants are exercisable at any time and expire on various dates between December 31, 1999 and April 30, 2002. During 1998 and 1997, 40,000 and 17,325 of
these warrants were exercised. At December 31, 1998, 34,925 of these warrants remain outstanding. In connection with the transaction, the Company assumed certain administrative claims against Prins. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $6,374 which has been recorded as goodwill and is being amortized on a straight line basis over 15 years. During 1998, the Company finalized its allocation of the purchase price which resulted in certain changes in estimated liabilities as of the acquisition date, including certain additional administrative claims against Prins and fair values assigned to property, equipment and leasehold improvements. Such adjustments resulted in an increase in goodwill of approximately $1,865.

On September 19, 1997, the Company acquired all of the outstanding common stock of K-C Industries, Inc. ("K-C"). K-C is engaged in the marketing of paper and secondary fibers. The aggregate purchase price, including all direct costs, was approximately $6,739 and included 425,014 shares of the Company's common stock. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $5,035 which has been recorded as goodwill and is being amortized on a straight line basis over 15 years.

In August, 1997, the Company acquired all of the outstanding common stock of I. Zaitlin and Sons, Inc. ("Zaitlin"), a company engaged in the recycling business in Maine, and Data Destruction Services, Inc., a company engaged in the destruction of confidential records. The aggregate purchase including all direct costs was approximately $2,245 and included 200,000 shares of the Company's common stock. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $2,498 which has been recorded as goodwill and is being amortized on a straight line basis over 10 years. During 1998, the Company finalized its allocation of the purchase price which resulted in certain changes in estimated liabilities as of the acquisition date. Such adjustments resulted in an increase in goodwill of approximately $105 during 1998.

In June, 1997, the Company acquired the entire general partnership interest in AARNE from the existing general partner. The aggregate cost of the acquisition was $560 which exceeded the carrying value of the minority interest by approximately $328 which was recorded as goodwill and is being amortized on a straight line basis over 15 years. Subsequent to the acquisition, the Company owns 100% of AARNE.

1996 Acquisitions

On May 3, 1996, the Company purchased additional limited partnership interests in Maine Energy aggregating 23.77% from certain other existing limited partners. The aggregate cost of the acquisitions was approximately $485. Subsequent to this acquisition, the Company's ownership in Maine Energy aggregated 74.15%. The acquisition resulted in a reduction in the carrying value of property, equipment and leasehold improvements of approximately $7,800. Prior to September 16, 1994 (the date at which the Company acquired its initial limited partnership interests and became majority owner in Maine Energy), the Company accounted for its 10% ownership interest under the equity method. The difference between the Company's actual capital contributions and its ownership interest in the partnership's total contributed capital is being amortized over the term of the partnership's energy sales contract. This amount is included in goodwill.

During the fourth quarter of 1996, the Company acquired all of the outstanding common stock of Timber Energy Investments, Inc. ("TEII"). TEII, through its subsidiaries, is engaged in the generation of electricity and the

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



processing of wood and plastic materials. The purchase price, including all direct costs, was approximately $2,142. The cost of the acquisition exceeded the fair value of TEII's net assets by approximately $2,035 which has been recorded as goodwill and is being amortized on a straight line basis over 10 years. During 1997, the Company finalized its allocation of the purchase price which resulted in certain changes in the fair values assigned to property, equipment and leasehold improvements and the reduction of certain assumed liabilities. Such adjustments resulted in an increase of goodwill of approximately $229.

On March 31, 1996, the Company acquired a 60% limited partnership interest in American Ash Recycling Co. of Tennessee, a limited partnership, ("AART"). AART is engaged in the processing of ash residue from a waste-to-energy facility located in Nashville, Tennessee. The purchase price for the limited partnership interest was $2,100. The cost of the acquisition exceeded the fair value of AART's net assets by approximately $800 which has been recorded as goodwill and is being amortized on a straight line basis over 10 years.

On November 25, 1996, the Company acquired all of the outstanding common stock of Manner Resins, Inc. ("Manner") a company engaged in the purchase and sale of recyclable plastic materials. The purchase price was approximately $456 and was entirely financed through the issuance of 65,000 shares of the Company's common stock. The cost of the acquisition exceeded the fair value of Manner's net assets by approximately $421 which has been recorded as goodwill and is being amortized on a straight line basis over 5 years.

The following unaudited pro forma summary presents selected operating data as if the significant 1998 and 1997 acquisitions described above had occurred as of January 1, 1997, and does not purport to be indicative of the results that would have occurred had the transactions been completed as of those dates or of results which may occur in the future.


                                                                      1998                         1997
                                                                      ----                         ----
Net revenues                                                       $253,511                     $237,924
Net income from continuing operations before
  extraordinary item                                                  2,991                        2,213
Net income                                                            2,640                        2,213
Net income (loss) available for common shareholders                   1,507                         (359)
Net income (loss) per share-basic                                      0.13                       (0.04)
Net income (loss) per share-diluted                                    0.13                       (0.04)



6. DISPOSAL OF COMPUTER SERVICES SEGMENT

During 1996, the Company disposed of its computer services segment which was comprised entirely of its wholly-owned subsidiary Convergent Solutions, Inc. ("CSI"). The sale was completed in two separate transactions. On July 26, 1996 certain assets and liabilities of CSI were sold to Ciber, Inc. for $5,000. Also, on July 29, 1996, all of the outstanding common stock of CSI was sold to certain members of its management for $5. In addition, the Company had notes receivable from the buyers aggregating $445 at December 31, 1996. The notes receivable were repaid during 1997. The results of operations of CSI for 1996 have been classified as discontinued operations in the accompanying financial statements. CSI's revenues for 1996 were $5,785.

7.  PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following at:

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



                                                                              DECEMBER 31,
                                                                 ------------------------------------
                                                                     1998                      1997
                                                                     ----                      ----
Land                                                             $  3,018                    $  2,171
Buildings and site improvements                                    43,772                      40,942
Machinery and equipment                                           173,460                     128,700
Automobiles and trucks                                              3,694
Furniture and fixtures                                              2,300                       2,075
Leasehold improvements                                              2,917                         750
Construction-in-progress                                            1,103
                                                                 --------                    --------

                                                                  230,264                     174,638
Less accumulated depreciation                                     (26,873)                    (17,837)
                                                                 --------                    --------
                                                                 $203,391                    $156,801
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

8. DEBT

The Company's debt consists of the following:

                                                                              DECEMBER 31,
                                                                 -----------------------------------
                                                                     1998                      1997
                                                                     ----                      ----
(A)   Revolving credit agreement                                 $138,628
(A)   Revolving and term loan payable                                                        $12,411
(B)   Capital lease obligations                                     5,466                        357
(C)   Revolving credit facility                                     4,000                      4,000
(D)   Promissory note payable                                       1,086
(E)   Bonds Payable                                                   760
(F)   Secured term notes payable                                      555                        692
(G)   Term loan payable                                               460                        489
(H)   Secured note payable to bank                                     50                      1,555
(I)   Term note payable to bank                                                                  304
      Other                                                                                    1,210

Bonds Payable                                                      44,995                     47,900
Revenue Bonds Payable by TERI                                      11,635                     13,400
Convertible Subordinated Notes                                      6,770
Subordinated Notes Payable to Maine Energy Limited Partners         4,293                     11,949
                                                                 ---------                   -------
                                                                  218,698                     94,267
Less current portion                                                9,775                     19,794
                                                                 --------                    -------
                                                                 $208,923                    $74,473
                                                                 ========                    =======


(A) During July 1998, the Company entered into a Revolving Line of Credit Agreement with a bank (the "Credit Agreement") which provides for borrowings of up to $150,000. The Credit Agreement expires in

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



         April 2001. The Company may select interest rates on the outstanding borrowings based on the bank's prime rate or LIBOR rates. The interest rates range from the bank's prime rate to the bank's prime rate plus 0.75% or LIBOR rates plus 1.75% to LIBOR rates plus 2.50% depending on the attainment of certain financial covenants, as defined, in the Credit Agreement. All borrowings under the Credit Agreement at December 31, 1998 were at LIBOR plus 2.50% (8.05% at December 31, 1998). The Credit Agreement also provides standby letters of credit which reduce the total borrowings available to the Company. At December 31, 1998, approximately $2,275 in standby letters of credit were outstanding and the Company had approximately $9,097 in available borrowings under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all of the Company's assets which have not been pledged for other borrowings or certain standby letters of credit. Among other things, the Credit Agreement restricts the Company's ability to incur additional indebtedness and requires it to maintain certain financial ratios. At December 31, 1998, the Company was in default of a debt covenant and received a waiver from the bank for this default. Certain borrowings under this Credit Agreement were utilized to repay the revolving and term loan payable discussed below.

         On May 12, 1999, the Company executed an amendment to the Credit Agreement (the "Amended Agreement") modifying certain financial covenants and requiring bank approval for all acquisitions. The Amended Agreement requires that the Company and certain subsidiaries, as defined, maintain certain specified financial covenants, including a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, and a maximum debt to capitalization ratio, each as defined in the Amended Agreement. The Company expects to be in compliance with these covenants. However, the Company's ability to satisfy these covenants is dependent on its ability to substantially achieve its operating plan. The Company will continue to select interest rates on the outstanding borrowings based on the banks prime rate or LIBOR rates, however, the interest rates range from the bank's prime rate to the bank's prime rate plus 1.50% or LIBOR plus 1.88% to LIBOR plus 3.25% depending on the attainment of a financial covenant, as defined, in the Amended Agreement.

         During 1997, the Company had entered into an Amended and Restated Revolving and Term Loan and Security Agreement with the same bank which provided an $11,000 revolving credit facility and $7,500 term loan. At December 31, 1997, $5,000 and $7,411 were outstanding under the revolving credit facility and term loan, respectively. The revolving line of credit interest was at the bank's prime rate plus 0.75% (8.75% at December 31, 1997) payable monthly. The term loan bore interest at the bank's prime rate plus 1.25% (9.25% at December 31, 1997), and was due in monthly installments of $89 plus interest. These obligations were repaid in July 1998.

(B) The Company leases certain machinery and equipment under capital leases expiring at various times through 2008. These capital lease obligations have a weighted average interest rate of 9.46% at December 31, 1998 and monthly principal and interest payments totaling $129. These obligations are secured by machinery and equipment with a net carrying value of $6,702 at December 31, 1998.

(C) A subsidiary of the Company has a $8,000 revolving line of credit (including $1,000 available for letters of credit) with a bank (the "Revolving Credit Agreement") which expires in May 2000. Borrowings under the Revolving Credit Agreement are based on eligible collateral which includes specified percentages of certain cash, accounts receivable and inventory, as defined. Interest on borrowings is at LIBOR rate plus 2.25% (weighted average rate of 7.78% and 9.50% at December 31, 1998 and 1997, respectively). Among other things, the Revolving Credit Agreement restricts the subsidiary's ability to incur additional indebtedness and requires it to maintain certain financial ratios, as defined.

(D) Promissory note payable to sellers in a business transaction with interest at 7% and principal due in February 2001.

(E) A subsidiary of the Company financed the construction of a facility by issuing bonds with a maturity date of November 1, 1999. Interest is payable monthly at a variable rate, as defined in the bond agreement (3.2% at December 31, 1998). The bonds contain certain restrictive covenants for the subsidiary including maintenance of certain financial ratios and minimum net worth requirements. The bonds are secured by the facility and the related equipment with an aggregate net carrying value of $2,138 at December 31, 1998. These bonds were paid in full subsequent to December 31, 1998.

(F) The notes payable to various commercial lenders bear interest at rates between 7.90% and 12.5%, with a weighted average interest rate of 8.17% at December 31, 1998, with monthly payments of principal totaling $18. The notes mature at various dates through 2002. The notes are secured by equipment with an aggregate net carrying value of $2,201 at December 31, 1998.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



(G) A subsidiary has a term loan payable to a private lender. The principal payments are $7 per month plus interest at 12.5% through May 2007.

(H) During 1997, a subsidiary of the Company entered into a working capital and term financing agreement (the "Financing Agreement") with a bank. The balance outstanding at December 31, 1998, is under a $500 working capital loan which carries interest at the bank's prime rate plus 0.75% (8.50% at December 31, 1998), is secured by substantially all of the assets of the subsidiary and expires in April 1999. At December 31, 1997 the Financing Agreement included a term loan with an outstanding principal balance of $780, with interest at the bank's prime rate plus 1.25% (9.75%) and was secured by equipment with a carrying value of approximately $1,300; a 5 year mortgage loan with an outstanding principal balance of $670, with interest at the bank's prime rate plus 1.25% (9.75%) and was secured by certain real estate with a carrying value of approximately $715; and $105 outstanding under the working capital loan. The term loan and mortgage loan were repaid in full during 1998.

(I) On April 1, 1997, the Company and a bank entered into a Second Amended and Restated Term Note for $607. The bank agreed to forgive $150 of the outstanding balance under the previous Amended and Restated Term Note. This amount is included in other income in 1997. The Second Amended and Restated Term Note was due in monthly installments of $38 plus interest at the bank's prime rate (8.5% at December 31, 1997). The obligation was repaid in full during 1998.

PERC Bonds Payable

On June 26, 1998, the Finance Authority of Maine ("FAME") issued $44,995 par amount Finance Authority of Maine Electric Rate Stabilization Revenue Refunding Bonds, Series 1998 A and Series B (Penobscot Energy Recovery Company, LP) (the "1998 Bonds"). The proceeds of the 1998 Bonds were used to repay all of the outstanding balance due on PERC's existing Floating Rate Demand Resource Recovery Revenue Bonds (the "1986 Bonds"), which were called for redemption during July 1998. The redemption resulted in the recognition of an extraordinary loss of $351 (net of minority interest of $249 and tax of $267) which included the unamortized portion of the deferred financing costs associated with the original issuance. The 1998 Bonds are fixed rate bonds with yields ranging from 3.75% to 5.20% with a weighted-average yield of approximately 5.06%.

The 1998 Bonds are subject to mandatory redemption in annual installments of varying amounts through July 1, 2018. Beginning July 1, 2008, the 1998 Bonds are subject to redemption at the option of PERC at a redemption price equal to 102%, through June 30, 2009, 101% for the period July 1, 2009 to June 30, 2010 and 100% thereafter of the principal amount outstanding plus accrued interest.

In conjunction with the refinancing, PERC entered into a loan agreement with FAME, which contains various provisions including the maintenance of certain restricted funds and certain restrictive covenants relating to the 1998 Bonds. The covenants restrict PERC's ability to incur additional indebtedness and restrict the ability of the general partners to sell, assign or transfer their general partner interests. The bonds are collateralized by liens on substantially all of PERC's assets

In connection with the refinancing, the Company issued a $3,000 limited guaranty of PERC's payment obligation under the Loan Agreement, in the favor of FAME and the 1998 Bond Trustee. In addition, BHE also issued a guaranty to FAME and the 1998 Bond Trustee in the amount equal to the annual payments for principal and interest on the 1998 Bonds. Demands on the above guaranties are to be on a pro-rata basis. If either party shall default under such demand, the other guarantor is liable for the entire demand, up to the limit on such guarantor's guaranty. In addition, the 1998 Bonds are insured by Financial Security Assurance, Inc.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



At December 31, 1997, two series of the 1986 Bonds totaling $47,900 were outstanding. The interest rates on the Revenue bonds were based on rates for certain tax-exempt obligation, as determined weekly by the remarketing agent for the bonds with a weighted-average interest rate of 4.32% at December 31, 1997.

TERI Revenue Bonds Payable

During June 1997, TERI issued two series of 1997 Industrial Development Revenue
Bonds: Series A in the amount of $13,400 and Series B in the amount of $308. The Series B bonds carried interest at 10% and were paid in full in December 1997. The Series A bonds bear interest at 7.0%. The Series A bonds have an annual sinking fund payment due each December, ($2,030 due December 1, 1999), with final payment of $4,620 due December 2002. The bond agreements require, among other things, maintenance of various insurance coverages and restrict the borrowers ability to incur additional indebtedness. The bonds are collateralized by liens on TERI's electric generating facility located in Telogia, Florida. The proceeds from these bonds were utilized to repay certain then outstanding indebtedness.

Convertible Subordinated Notes

During August 1998, the Company issued $21,099 of Convertible Subordinated Notes (the "Convertible Notes") in exchange for substantially all the outstanding shares of the Series B Preferred Stock. This exchange was made in accordance with the original terms of the Series B Preferred Stock. The Convertible Notes carry interest at 8.75% and are due in August 2004. In accordance with the terms of the Convertible Notes established concurrently with the issuance of the Series B Preferred Stock, the holders of Convertible Notes have the option to convert the principal amount of the Convertible Notes into shares of the Company's Common Stock at $11.75 per share. During November 1998, $14,329 of the then outstanding Convertible Notes were converted to common shares (see Note
10).

Subordinated Notes Payable to Maine Energy Limited Partners

These notes, as amended, bear interest at 12%. Payments of principal and interest are made solely at the discretion of Maine Energy's general partner. However, all principal and interest must be repaid prior to any partner distributions. To the extent interest is not paid, accrued interest is capitalized. As a holder of a portion of the Subordinated Notes Payable, the Company is entitled to receive a proportionate share of such payments. At December 31, 1998 and 1997, Maine Energy had $12,880 and $14,307, respectively, outstanding under the notes of which the Company held $8,587 and $2,358, respectively.

Excluding any amounts which may be paid on the subordinated notes payable to the Maine Energy Limited Partners, aggregate maturities as of December 31, 1998 of the Company's debt are as follows:

                  1999                                                                 $    9,775
                  2000                                                                      5,960
                  2001                                                                    143,731
                  2002                                                                      6,742
                  2003                                                                      2,065
                  Thereafter                                                               46,132




9.  PREFERRED STOCK

Series A Preferred Stock

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



In June 1997 the Company sold 487,500 shares of Series A Preferred Stock (the "Original Series A Preferred") for gross proceeds of $3,900 and net proceeds of $3,798, and issued 243,750 common stock purchase warrants with an exercise price of $9.00 per share, subject to adjustment, (the "$9.00 Warrants") and 32,500 common stock purchase warrants with an exercise price of $10.00 per share, subject to adjustment (the "$10.00 Warrants"). Both the $9.00 Warrants and the $10.00 Warrants are exercisable at any time until June 4, 2003. The $9.00 Warrants and the $10.00 Warrants had an aggregate fair value of $524 at the date of issuance which has been accounted for as additional paid-in capital. During 1998, 234,500 of the $9.00 Warrants and 31,267 of the $10.00 Warrants were exercised. At December 31, 1998, 9,250 of the $9.00 Warrants and 1,233 of the $10.00 Warrants remained outstanding.

In October 1997, 40,000 shares of the Original Series A Preferred were converted into 40,000 shares of common stock. In December 1997, the remaining outstanding shares of Original Series A Preferred were converted into newly issued Series C Preferred Stock. The Series C Preferred Stock was subsequently renamed Series A Preferred ("Series A Preferred"). During the first quarter of 1998, all of the remaining 447,500 shares of the Series A Preferred were converted into 447,500 shares of common stock.

The Company accreted the carrying value of the Series A Preferred by $42 and $228 in 1998 and 1997, respectively, representing periodic accretion to the mandatory redemption value of $12.00 per share and $472 in 1997 which represents the difference between the initial allocated value of the Series A Preferred and the initial conversion rate.

Series B Preferred Stock

In August 1997, the Company sold 856,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred") for gross proceeds of $21,400 and net proceeds to the Company of $19,984. Dividends at an annual rate of 8.75% were cumulative and were payable quarterly.

Except under certain circumstances, principally resulting from the non-payment of dividends or a change of control of the Company, as defined, the Series B Preferred were non-voting. The Series B Preferred placed certain restrictions on the Company's ability to issue securities in parity with, or senior to, the Series B Preferred. These restrictions principally involved the Company satisfying certain financial ratios, as defined.

In June 1998, the Company exercised its option to exchange all of the outstanding shares of the Series B Preferred for the Company's Convertible Subordinated Notes due August 2004. During August 1998, 843,960 shares of Series B Preferred were exchanged for Convertible Subordinated Notes pursuant to their original terms at a conversion price of $25.00 per share totaling $21,099. The remaining 12,040 shares were converted at the holder's option into 25,531 shares of common stock at a conversion price of $11.75 per share and $1 in exchange for fractional shares.

10.  STOCKHOLDERS' EQUITY

In November 1998, $14,329 of the Convertible Subordinated Notes were exchanged for 1,219,489 shares of common stock at $11.75 per share. The conversion included a premium equal to 3.0% of the face value of the Subordinated Convertible Notes and nine months forward interest at 8.75%, paid to the Convertible Subordinated noteholders in the form of 63,910 shares of common stock valued at $21.44 per share. The premium, aggregating $1,370, was recorded as interest expense.

During 1998, the Company issued warrants to purchase 40,000 shares of its common stock at prices ranging from $15.31 to $22.25 per share to certain members of the Board of Directors. These warrants expire ten years from the date of issue with 7,500 of the warrants exercisable immediately and the remaining warrants exercisable beginning

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



one year from the date of issue. These warrants had an aggregate fair value of $205 at the date of issuance which was recorded as compensation expense during 1998. All such warrants remain outstanding at December 31, 1998.

The Company issued warrants to purchase 130,000 shares of the Company's common stock at prices ranging from $19.75 to $21.88 per share in connection with certain business acquisitions during 1998. These warrants have a ten year life, and vest ratably over a 60-month period, beginning one month after the date of issue. All such warrants remain outstanding at December 31,1998.

During 1997, the Company issued warrants to purchase 149,750 shares of its common stock at prices ranging from $5.71 to $10.00 as consideration for services rendered in connection with certain equity issuances. These warrants are exercisable at any time and expire at various dates ranging from April 30, 2001 to August 15, 2002. During 1998, warrants to purchase 30,592 shares of the Company's common stock were exercised and warrants to purchase 119,158 shares of the Company's common stock remain outstanding at December 31, 1998.

In February 1997, the Company issued 10,500 shares of its common stock and warrants to purchase an additional 2,100 shares at a price of $8.10 in connection with the purchase of certain minority interests in a subsidiary. These warrants were exercised during 1998.

In connection with certain debt obligations issued during 1996, the Company issued warrants to purchase 420,572 shares of common stock at $5.71 per share. The aggregate original issue discount representing the fair value of the warrants was $144. These warrants are exercisable at any time and expire at various dates from March 31, 2001 to June 30, 2001. During 1998 and 1997, warrants to purchase 39,900 and 259,015, respectively, shares of common stock were exercised and at December 31, 1998, warrants to purchase 121,657 shares remain outstanding.

During 1996, the Company issued warrants to purchase 210,000 shares of its common stock at a price of $7.10 per share as consideration for consulting services. During 1998 and 1997, warrants to purchase 50,000 and 160,000 shares of common stock, respectively, were exercised.

In September of 1996, the Company issued warrants to purchase 26,250 shares of common stock to an officer of the Company, at an exercise price of $8.08. These warrants vested 100% one year from the date of issue and have a 10-year life. All such warrants remain outstanding at December 31, 1998.

In addition, warrants issued prior to 1996 to purchase 87,499 shares of common stock at $5.71 per share were exercised during 1998.

As of December 31, 1998, the Company has reserved shares of common stock for issuance as follows:

                                                                                Number
                                                                               of Shares
                                                                               ---------
         Conversion of Convertible Subordinated Notes Payable                    588,774
         Exercise of common stock purchase warrants                              482,473
         Exercise of common stock options                                      2,177,068
         Employee savings plan                                                   191,668
                                                                               ---------
                                                                               3,439,983
                                                                               =========


Certain of the Company's outstanding warrants contain provisions which allow for the conversion of such warrants into a lesser number of shares without the payment of cash into the Company (so-called "cashless exercise" provisions). Accordingly, there can be no assurance that, even if all such warrants are exercised, the Company will receive all the aggregate gross proceeds.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)



11.  STOCK OPTION PLANS

The Company has four stock option plans; the 1986 Stock Option Plan of KTI (the "1986 Plan"), the KTI 1994 Long-Term Incentive Award Plan and the DataFocus Long-Term Incentive Plan (collectively, the "1994 Incentive Plans") and the KTI Directors Stock Option Plan (the "Directors Plan"). All plans are administered by the Compensation Committee of the Board of Directors.

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation, ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Elements of the various plans include the following:

THE 1986 PLAN. A maximum of 66,190 shares are subject to the 1986 Plan. Options were granted at prices not less than the fair market value at the date of grant. All options granted had 10 year terms and vested immediately. No new options can be granted under this plan.

THE 1994 INCENTIVE PLANS. A maximum of 1,383,333 shares are subject to grant under the 1994 Incentive Plans. Options may be granted at prices not less than the fair market value at the date of grant. All grants prior to January 1, 1998 primarily vest at 20% per year beginning one year from the date of grant. Grants subsequent to January 1, 1998 vest ratably over a 60-month period beginning one month from the date of grant. Vested options may be exercised at any time until their expiration which may be up to ten years from the date of grant. Unvested options are forfeited upon termination of employment.

THE DIRECTORS PLAN. A maximum of 200,000 shares are subject to the Directors Plan. Under the Directors Plan, non-employee Directors are automatically granted non-statutory options on August 1 of each year. The number of shares granted is equal to the lesser of (i) 7,500 shares or (ii) a number of shares having a maximum market value of $68. Options granted may not be exercised within one year of grant and have 10 year terms.

In addition to the Plans described above, the Company's Board of Directors from time to time has granted key employees non-plan options. During 1998 and 1997, the Board of Directors made non-plan option grants. These non-plan options have a ten-year term, and were granted at the then current fair market value. The 1997 grants vested on the date of grant. The 1998 grants had vesting schedules ranging from immediate vesting to ratably over a 60-month period beginning one month from the date of grant.

w                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Option activities under the plans and for the non-plan options are detailed in the following table:

                                                           1994                                                Weighted
                                                         Incentive                                         Average Exercise
                                        1986 Plan          Plans          Director Plan      Non-Plan       Price Per Share
                                      -------------------------------------------------------------------------------------
Outstanding at January 1, 1996            15,263           542,566            16,800          52,500            $ 6.28
      Granted                                              225,475            31,500                              7.23
      Exercised                                            (55,346)                                               5.38
      Forfeited                                           (238,355)                                               6.15
                                      -------------------------------------------------------------------------------------
Outstanding at January 1, 1997            15,263           474,340            48,300          52,500              6.82
     Granted                                               169,500            37,500         175,000             10.03
     Exercised                                             (85,353)                                               5.89
     Forfeited                                             (46,356)                                               7.75
                                      -------------------------------------------------------------------------------------
Outstanding at January 1, 1998            15,263           512,131            85,800         227,500              8.33
     Granted                                               884,250            30,000         495,000             16.86
     Exercised                           (15,263)          (80,720)          (21,324)       (118,375)             8.00
     Forfeited                                            (129,815)                         (149,000)            15.54
                                      -------------------------------------------------------------------------------------
Outstanding at December 31, 1998                         1,185,846            94,476         455,125            $14.11
                                      =====================================================================================
Exercisable at December 31, 1998                           254,383            64,476         218,636            $12.11
                                      =====================================================================================

The weighted-average fair value of options granted was $8.60, $4.95 and $5.12 for 1998, 1997 and 1996, respectively.

At December 31, 1998, for each of the following classes of options as determined by range of exercise price, information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each class is as follows:

                                                                       Weighted-Average
                                                 Weighted-Average          Remaining          Number of     Weighted-Average
                                   Number of     Exercise Price of    Contractual Life of      Options      Exercise Price of
                                    Options         Outstanding       Outstanding Options     Currently     Options Currently
        Option Class              Outstanding         Options               (Years)          Exercisable       Exercisable
-----------------------------    -------------  -------------------  ---------------------  -------------  -------------------
Price of $4.70 to $7.05              207,094          $ 6.51                  6.70              111,121           $ 6.39
Price of $7.051 to $9.40             319,400          $ 8.64                  8.00              157,524           $ 8.63
Price of $9.401 to $11.75             21,620          $10.18                  8.50                8,737           $10.18
Price of $14.01 to $18.80            934,833          $16.09                  9.10              243,955           $16.52
Price of $18.801 to $23.50           252,500          $20.27                  9.60               16,158           $19.76
                                  ----------                                                   --------
      Total                        1,735,447          $14.11                  8.70              537,495           $12.11

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if the Company had been accounting for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for 1998, 1997 and 1996, respectively: weighted average risk-free interest rates of 5.5%, 5.9% and 6.5%; no dividends; volatility factors of the expected market price of the Company's common stock of .517, .494 and .642; and weighted-average expected life of 5 years, 5 years and 8 years.

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

For purposes of pro forma disclosures, the estimated fair value of the options granted subsequent to 1994 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                     1998           1997           1996
                                                                     ----           ----           ----
         Pro forma net income available for
             common shareholders                                   $ 3,417        $ 5,892        $13,302
         Pro forma basic earnings per share                        $  0.32        $  0.80        $  2.19
         Pro forma diluted earnings per share                      $  0.30        $  0.74        $  2.00

The pro forma disclosures presented above reflect compensation expense only for options granted subsequent to 1994. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

12.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share:

                                                                  1998                1997                1996
                                                              ------------        ------------        ------------
Numerator:
   Income from continuing operations                          $      7,069        $      8,092        $     16,628
   Preferred stock dividends                                        (1,091)               (708)
   Accretion of preferred stock                                        (42)               (700)
                                                              ------------        ------------        ------------
   Numerator for basic earnings per share-income from
     continuing operations available to common
     stockholders                                                    5,936               6,684              16,628


   Effective of dilutive securities :
     Convertible subordinated notes payable (1)                                            345                 514
                                                              ------------        ------------        ------------

   Numerator for diluted earnings per share-income from
    continuing operations available to common
    stockholders after assumed conversions                    $      5,936        $      7,029        $     17,142
                                                              ============        ============        ============

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Denominator:
   Denominator for basic earnings per share-weighted
    average shares                                              10,548,570           7,403,681           6,081,503
   Effect of dilutive securities:
    Employee stock options                                         517,426             203,883              55,043
    Warrants                                                       332,155             342,382             109,089
    Convertible preferred stock (1)
    Convertible subordinated notes payable (1)                                         476,244             688,053
                                                              ------------        ------------        ------------
   Dilutive potential common shares                                849,581           1,022,509             852,185
                                                              ------------        ------------        ------------

    Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions            11,398,151           8,426,190           6,933,688
                                                              ============        ============        ============

Income from continuing operations per share-Basic             $       0.56        $       0.90        $       2.73
                                                              ============        ============        ============
Income from continuing operations per share-Diluted           $       0.52        $       0.83        $       2.47
                                                              ============        ============        ============


(1) Preferred shares outstanding during the year and the convertible subordinated notes payable are anti-dilutive in 1998 and the preferred shares were anti-dilutive in 1997.

For additional disclosures regarding dilutive securities see Notes 8 through 11.

13.  INCOME TAXES

At December 31, 1998 the Company has net operating loss carryforwards of approximately $51,000 for income tax purposes that expire in years 2002 through 2018 and general business credit carryfowards of approximately $530 which expire in years 1999 through 2006. All of these carryforwards are subject to limitation as described below. In addition, the Company has $906 of minimum tax credit carryovers available that are not subject to limitation.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                           DECEMBER 31,
                                                              ----------------------------------------
                                                                1998            1997            1996
                                                              --------        --------        --------
Deferred tax assets
Current:
Alternative minimum tax credit carryforwards                  $    906        $    815
General business credit carryforwards                              204
Net operating loss carryforwards                                 2,191           1,930
Reserve on notes and accounts receivable                           525              65        $     37
State taxes, net                                                     7              14              14
Other liabilities                                                  999              22              47
                                                              --------        --------        --------
     Total current deferred tax assets                           4,832           2,846              98
Valuation allowance for current deferred tax assets                                (95)            (98)
                                                              --------        --------        --------
Net current deferred tax assets                                  4,832           2,751
                                                              --------        --------        --------

Non-current:
Deferred revenues                                                9,893           9,830          10,814
Basis difference in partnership interest                        14,127          14,555             118
State taxes, net                                                   597           1,266           1,783
General business credit carryforwards                              326             530             530
Alternative minimum tax credit carryforwards                                                       687
Deferred development fees                                          104             110             117
Net operating loss carrywards                                   15,714          13,098          16,655
                                                              --------        --------        --------
     Total non-current deferred tax assets                      40,761          39,389          30,704
Valuation allowance for non-current deferred tax assets         (4,095)         (7,160)        (13,883)
                                                              --------        --------        --------
     Net non-current deferred tax assets                        36,666          32,229          16,821

Non-current deferred tax liabilities:
Goodwill amortization on asset purchases                          (107)
Deferred development expenses                                      (61)
Depreciation                                                   (39,160)        (32,229)        (16,821)
                                                              --------        --------        --------
Net non-current deferred taxes                                $ (2,662)       $   --          $   --
                                                              ========        ========        ========

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


Significant components of the provision for (benefit for) income taxes on continuing operations before extraordinary item are as follows:

                                   YEAR ENDED DECEMBER 31,
                            -------------------------------------
                              1998           1997           1996
                            -------        -------        -------
Current:
  Federal                   $   746        $    65
  State                         144            100
                            -------        -------        -------
Total current                   890            165

Deferred:
  Federal                     2,653          2,118        $ 5,075
  State                         663            240            863
  Valuation allowance        (3,160)        (5,109)        (5,938)
                            -------        -------        -------
Total deferred                  156         (2,751)
                            -------        -------        -------
                            $ 1,046        $(2,586)       $
                            =======        =======        =======

The components of the provision for (benefit from) deferred income taxes on continuing operations before extraordinary item for 1998, 1997, and 1996 are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                              1998            1997            1996
                                                            --------        --------        --------
Deferred revenues                                           $    973        $    984        $(10,814)
Net operating loss carryforwards                               1,648           1,627            (635)
General business and minimum tax credit carryforwards            (91)           (128)            320
Basis difference in partnership interests                      1,103             388          17,875
State taxes, net                                                 423             240             110
Deferred development fees                                         (2)              7               3
Goodwill amortization on asset acquisitions                      107
Depreciation                                                    (636)           (757)         (1,110)
Change in reserve on receivables                                (368)            (28)             13
Accrued and other expenses                                       159              25             176
Change in valuation allowance                                 (3,160)         (5,109)         (5,938)
                                                            --------        --------        --------
Provision (benefit) for deferred income taxes               $    156        $ (2,751)       $
                                                            ========        ========        ========

The reconciliation of income tax computed at the federal statutory tax rates to provision (benefit) for income taxes on continuing operations before extraordinary item is:

                                                            YEAR ENDED DECEMBER 31,
                                                     -------------------------------------
                                                       1998           1997           1996
                                                     -------        -------        -------
Tax at US statutory rates                            $ 2,840        $ 1,940        $ 5,033
State income taxes, net of federal tax benefit           525            333            863
Amortization of goodwill                                 812            250             42
Change in valuation allowance                         (3,160)        (5,109)        (5,938)
Other                                                     29
                                                     -------        -------        -------
                                                     $ 1,046        $(2,586)       $
                                                     =======        =======        =======

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


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

The Company recorded net operating loss carryforwards of $25,580, $12,525 and $525 related to the acquisition of TEII, FCR and Total Waste Management, Inc., respectively, which are also subject to a corporate "ownership change". As a result of the change, the Company's ability to utilize the net operating loss carryforwards are limited to approximately $989, $3,219 and $71 per year, respectively.

14.  COMMITMENTS

The Company has entered into various facility and equipment operating leases. The facility lease agreements generally require the Company to pay certain expenses including maintenance costs and a percentage of real estate taxes. The leases expire at various times ranging through 2007. Rental expense for all operating leases including facilities, amounted to approximately $3,747, $1,192 and $145 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in the Company's operating leases are leases of certain administrative offices from companies whose principals include certain officers and shareholders of the Company. Rent expense under these leases was $708, $96 and $110 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company leases certain other office and operating facilities from individuals who are shareholders and employees. As of December 31, 1998, future minimum rental commitments on non-cancelable operating leases, are as follows:

                                                     THIRD-PARTY   RELATED-PARTY
                                                       LEASES         LEASES
                                                     ---------------------------
                   1999                                $ 3,920       $   815
                   2000                                  3,252           815
                   2001                                  2,685           785
                   2002                                  2,127           675
                   2003                                  1,565           480
                   Thereafter                            3,826         1,280

The Company has entered into employment agreements with certain of its key employees which provide for fixed compensation and bonuses based on operating results, as defined. These agreements generally continue until terminated by the employee or the Company and, under certain circumstances, provide for salary continuation for a specified period. At December 31, 1998 the Company's maximum aggregate liability under the agreements if all the employees were terminated by the Company is $13,129.

In connection with their operations, Maine Energy, TERI and PERC have entered into certain contractual agreements with respect to the supply and acceptance of municipal solid waste and the sale of electric power.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


In 2007, certain of Maine Energy's municipal customers have the right to obtain a 20% interest in Maine Energy's cash flows, as defined in certain agreements, to be applied against the municipalities' future waste disposal costs.

FCR Plastics, Inc. ("Plastics"), a subsidiary of FCR, has committed to fund a maximum of $700 towards the construction of certain machinery and equipment on behalf of a customer. The equipment will be located within Plastics facility and the customer will repay the total cost of the equipment up to Plastics maximum contribution of $700. Repayment of the notes will commence as soon as installation of the equipment is complete.

On December 31, the Company acquired a 35% interest in the Oakhurst Company, Inc. ("Oakhurst") for approximately $900. Oakhurst is a public holding company which owns two businesses which are distributors in the automotive aftermarket. As part of this transaction, the Company assigned its interest in a joint venture with Grace Brothers, Ltd. and SC Fundamental Investments L.P., the majority bond holders of the Ford Heights, Illinois Waste Tire to Energy Project, to own and operate this facility. Due to amendments to the Illinois Retail Rate Act, which repealed certain incentives to the facility, it was closed during startup testing and the owner sought protection under federal bankruptcy laws. On December 28, the bankruptcy court in Delaware approved the amended Plan of Reorganization which provided for the Company and the bondholders each to own 50% of the reorganized entity which was renamed New Heights Recovery & Power, LLC ("New Heights"). The bondholders converted $80,000 in bonds and other claims into equity and KTI committed to investing up to $17,000 in equity while working capital, retrofitting and upgrading of the facility. During 1998, the Company advanced $1,500 to Oakhurst. This amount is included in notes receivable-officers/shareholders and affiliates at December 31, 1998.

During 1997, FCR acquired a company whereby the former shareholder of the Company may receive up to $2,000 of additional consideration. The amount of the additional consideration will be based on the earnings of the Company for the 12 months ended April 30 ,1998 and 1999, as defined in the purchase agreement. Any additional consideration will be recorded as an addition to goodwill. Of the potential additional consideration $924 was advanced at closing and is recorded as a note receivable from the former shareholder. Upon reaching the earnings targets discussed above, this amount will be reclassified to goodwill.

15.  EMPLOYEE BENEFIT PLAN

The Company has established defined contribution employee savings and investment retirement plans under Section 401(k) of the Internal Revenue Code which cover substantially all employees after satisfying certain eligibility requirements. The Company contributes on behalf of each participating employee an amount as defined in the plans. The Company's contribution was approximately $596, $290 and $164 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in the 1998, 1997 and 1996 Company contributions were 4,215, 4,117 and 4,322 shares, respectively, of the Company's common stock. The 4,322 shares contributed for 1996 were purchased by the Company from third parties. The aggregate fair value of the stock was $41, $35 and $32, respectively.

16.  RELATED PARTY TRANSACTIONS

The Company receives an annual management fee (adjusted annually for changes in the Consumer Price Index) as co-general partner of PERC. During the year ended December 31, 1996, the Company earned management fees of approximately $418. All such amounts are eliminated in consolidation in 1998 and 1997.

During 1998, the Company advanced $1,500 to New Heights with an interest rate at 14%. The advance is due in 2001 and is recorded as a note receivable-affiliate at December 31, 1998.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


17.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair values of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The carrying amount and estimated fair values of financial instruments at December 31, 1998 and 1997 are summarized as follows:

The following methods and assumptions were used to estimate the fair value of financial instruments:

                  Cash, restricted cash and accounts receivable--the carrying amounts reported in the balance sheet for cash, cash equivalents, restricted funds including debt securities, and accounts receivable approximate their fair value.

                  Notes and other receivables--the fair value is estimated using discounted cash flow analyses, using appropriate interest rates.

                  Resource Recovery Revenue Bonds Payable--the fair value of bonds payable is estimated using discounted cash flow analyses, using appropriate interest rates.

                  Other Debt--the fair value is estimated based on discounting the estimated future cash flows using the Company's incremental borrowing rate for similar debt instruments.

                                             DECEMBER 31, 1998             DECEMBER 31, 1997
                                         -------------------------     -------------------------
                                         CARRYING       ESTIMATED      CARRYING       ESTIMATED
                                          AMOUNT        FAIR VALUE      AMOUNT        FAIR VALUE
                                         --------       ----------     --------       ----------
ASSETS
Cash and cash equivalents                $  9,426       $  9,426       $ 11,181       $ 11,181
Restricted cash                            23,438         23,438         19,630         19,630
Accounts receivable, net                   29,272         29,272         22,126         22,126
Notes receivable,
officers/shareholders
  and affiliates                            3,392          3,642            110             90
Other receivables                           7,183          6,785            732            618
Stock purchase warrant included in
  other assets                              3,814          6,459

LIABILITIES
Resources Recovery
     Revenue Bonds Payable                 56,630         56,630         61,300         61,300
Other debt                                162,068        162,484         32,967         27,625

18.  SEGMENT REPORTING

Information as to the operations of the Company in different business segments is set forth below based on the nature of the services and products offered. The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies. Intersegment sales are accounted for at fair value as if the sales were to third parties.

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)


During 1998, the Company operated in the business units as indicated below.

                                                     COMMERCIAL      FINISHED       RESIDENTIAL
                                 WASTE-TO-ENERGY     RECYCLING       PRODUCTS        RECYCLING
                                 ---------------     ----------      --------       -----------
Revenues
   Unaffiliated customers           $ 90,666          $ 68,139       $ 22,346         $ 11,782
   Intersegment revenues                 273             5,307            427              770
Segment Profit (Loss)                 27,182              (412)           826            1,349
Depreciation and Amortization          8,309             2,303          1,095            1,082
Identifiable Assets                  221,489            56,557         54,850           65,662
Capital Expenditures                   4,812             1,904          1,786               42

During 1997, the Company operated in the business units indicated below.

                                                     COMMERCIAL      FINISHED
                                 WASTE-TO-ENERGY     RECYCLING       PRODUCTS
                                 ---------------     ----------      --------
Revenues
   Unaffiliated customers           $ 71,802          $ 17,694       $  6,523
   Intersegment revenues               2,766             1,342            636
Segment Profit                        16,625               490            129
Depreciation and Amortization          8,463               340             90
Identifiable Assets                  199,914            36,791          1,575
Capital Expenditures                   4,496               198             63

During 1996, the Company only operated in the waste-to-energy business unit.

This segment reporting detailed above reconciles to consolidated revenues and income from continuing operations before provision (benefit) for income taxes and extraordinary item as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                                     --------------------------
                                                                        1998             1997
                                                                     ---------        ---------
REVENUES
Total unaffiliated customers revenue for reportable segments         $ 192,933        $  96,019
Holding companies revenues                                                  44              138
Intersegment revenues for reportable segments                            6,777            4,744
Elimination of intersegment revenues                                    (6,777)          (4,744)
                                                                     ---------        ---------
Total consolidated revenues                                          $ 192,977        $  96,157
                                                                     ---------        ---------

PROFIT AND LOSS
Total segment profit                                                 $  28,945        $  17,244
Holding companies segment loss                                          (4,755)           (711)
                                                                     ---------        ---------
Total segment profit                                                    24,190           16,533
                                                                     ---------        ---------
Unallocated amounts:
  Interest expense, net                                                 10,667            5,086
  Other income                                                                             (390)
  Minority interest                                                      5,408            1,609
  Pre-acquisition earnings                                                                4,722
                                                                     ---------        ---------
  Income from continuing operations before provision (benefit)
    for income taxes and extraordinary item                          $   8,115        $   5,506
                                                                     =========        =========

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                              DECEMBER 31,
                                                        -----------------------
                                                          1998           1997
                                                        --------       --------
ASSETS
Total identifiable assets for reportable segments       $398,558       $238,280
Holding companies assets                                  24,408          4,203
                                                        --------       --------
Total consolidated assets                               $422,966       $242,483
                                                        ========       ========

19.  CONTINGENCIES

The Company is a defendant in a consolidated purported class action, which alleges violations of certain sections of the federal securities laws. The Company believes the allegations are without merit and intends to defend the litigation vigorously.

Two lawsuits have been filed against a subsidiary of the Company and certain of its officers, alleging fraud and tortious interference. The actions are based on two contracts between the plaintiff and the subsidiary, which contracts require all disputes to be resolved by arbitration. Arbitration proceedings have commenced. The Company believes it has meritorious defenses to the allegations.

The former majority shareholder of a company acquired by a subsidiary of the Company instigated arbitration proceedings against the Company and two of its subsidiaries, alleging the subsidiaries acted to frustrate the "earn-out" provisions of the acquisition agreement and thereby precluding him from receiving or, alternatively, reducing the sum to which he was entitled to receive. He also alleges his employment agreement was wrongfully terminated. The claim for arbitration alleges direct charges in excess of $5,000 and requests punitive damages, treble damages and attorneys fees. The Company and its subsidiaries have responded to the demand, denying liability and filed a counterclaim for $1,000 for misrepresentations. The Company believes it has meritorious defenses to the claims.

The Company is involved in certain litigation arising from the normal course of its business. In the opinion of management, the outcome of these matters individually and in the aggregate will not have a material effect on the Company's financial position, cash flows or results of operations.

20.  SUBSEQUENT EVENTS

On May 12, 1999, the Company entered into an amended Agreement and Plan of Merger (the "Merger Agreement") with Casella Waste Systems, Inc., ("Casella") a publicly-owned company engaged in the waste services industry. This Merger Agreement was an amendment to the original agreement dated January 12, 1999.
The merger will be completed through the exchange of all of shares of the Company's common stock for shares of Casella's Class A common stock based on an exchange ratio specified in the Merger Agreement. In addition, all of the Company's outstanding and unexercised stock options and stock purchase warrants will be converted into similar rights to acquire Casella's Class A common stock under the same terms and conditions and the same exchange ratio. Subsequent to the completion of the merger the current Casella stockholders will own a majority of the combined company. Under the terms of the Merger Agreement, Casella is required to file a registration statement with the Securities and Exchange Commission to register the shares of its Class A common stock to be issued in the Merger. The merger is subject to, among other things, approval of the Company's and Casella's stockholders. The merger is intended to qualify as a pooling of interests. No assurances can be given that the remaining conditions of the Merger will be satisfied and that the merger will be consummated. Upon consummation of the merger, the Company will pay fees to its investment bankers and recognize certain other merger related costs which have been deferred.

During January 1999, the Company completed the acquisition of AFA Group, Inc. and subsidiaries, an integrated wood waste processing and hauling business. The purchase price was approximately $9,500. The Company expects to account for this acquisition as a pooling of interests.

During March 1999, the Company signed a definitive agreement to acquire a company which operates a material recovery facility. The acquisition is expected to close on June 30, 1999 upon the resolution of a contingency, as outlined in the purchase agreement. The purchase price is expected to be approximately $5,600 of which $250 was paid at the signing of the definitive agreement.

21.  QUARTERLY DATA (UNAUDITED)

                                                                           1998
                                              -------------------------------------------------------------
                                                 First           Second           Third            Fourth
Revenues                                      $   37,632       $   49,458       $   46,195       $   59,692
Gross Profit                                       6,999           14,659            7,865            2,396

                                    KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Income (loss) from continuing
  operations before extraordinary item             1,992            5,222            3,940           (4,085)
Net income (loss)                             $    1,992       $    4,727       $    3,940       $   (3,941)

Earnings per share:
Basic:
  Income (loss) from continuing
   operations before extraordinary item       $     0.16       $     0.49       $     0.36       $    (0.31)
  Net income (loss)                           $     0.16       $     0.44       $     0.36       $    (0.31)
Diluted:
  Income (loss) from continuing
   operations before extraordinary item       $     0.15       $     0.42       $     0.32       $    (0.31)
  Net income (loss)                           $     0.15       $     0.38       $     0.32       $    (0.31)

                                                                           1997
                                              -------------------------------------------------------------
                                                 First           Second           Third            Fourth

Revenues                                      $   18,431       $   20,481       $   26,848       $   30,397
Gross Profit                                       4,659            5,241            6,319            3,292
Income from continuing
  operations before extraordinary item             1,359              776            2,396            3,561
Net income                                    $    1,359       $      776       $    2,396       $    3,561

Earnings per share:
Basic:
  Income from continuing
   operations before extraordinary item       $     0.20       $     0.04       $     0.29       $     0.34
  Net income                                  $     0.20       $     0.04       $     0.29       $     0.34
Diluted:
  Income  from continuing
   operations before extraordinary item       $     0.19       $     0.04       $     0.26       $     0.30
  Net income                                  $     0.19       $     0.04       $     0.26       $     0.30

                         REPORT OF INDEPENDENT AUDITORS


Partners
Penobscot Energy Recovery Company

We have audited the accompanying statements of income, changes in partners' capital and cash flows of Penobscot Energy Recovery Company, Limited Partnership for the year ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Penobscot Energy Recovery Company for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



                                                     Ernst & Young LLP

February 7, 1997

             Penobscot Energy Recovery Company, Limited Partnership

                              Statement of Income
                          Year ended December 31, 1996
                                 (In Thousands)


Revenues:
Electric power revenues                       $ 18,487
Waste processing revenues                       11,807
                                              --------
Total                                           30,294

Operating expenses:
    Supplemental fuels                           1,026
    Electric power purchases                       124
    Disposal costs                               4,880
    Operating and management fees                5,353
    Equipment and maintenance costs              3,196
    Depreciation                                 3,680
    Real estate taxes                              556
    Insurance                                      350
    Other                                        1,849
                                              --------
Total                                           21,014
                                              --------

Operating income                                 9,280
Interest and other financing costs, net         (3,170)
                                              --------
Net income                                    $  6,110
                                              ========


See accompanying notes.

             Penobscot Energy Recovery Company, Limited Partnership
                    Statement Of Changes In Partners' Capital
                          Year ended December 31, 1996

                                 (In Thousands)

                                    GENERAL PARTNERS                LIMITED PARTNERS                   TOTAL
                                 ------------------------    ----------------------------    --------------------------
                                                 RETAINED                        RETAINED                      RETAINED
                                 CONTRIBUTED     EARNINGS        CONTRIBUTED     EARNINGS       CONTRIBUTED    EARNINGS
                                   CAPITAL       (DEFICIT)         CAPITAL       (DEFICIT)        CAPITAL      (DEFICIT)
                                 --------------------------------------------------------------------------------------
Balance, January 1, 1996         $  2,908        $    238        $ 23,031        $  2,139       $ 25,939       $  2,377
  Distributions                      (193)                         (2,141)                        (2,334)
  Net income                                          611                           5,499                         6,110
                                 --------------------------------------------------------------------------------------
Balance, December 31, 1996       $  2,715        $    849        $ 20,890        $  7,638       $ 23,605       $  8,487
                                 ======================================================================================


See accompanying notes.

             Penobscot Energy Recovery Company, Limited Partnership
                             Statement Of Cash Flows
                          Year ended December 31, 1996

                                 (In Thousands)

Operating activities
Net income                                                $ 6,110
Adjustments to reconcile net income to net
 cash provided by operating activities:
  Depreciation and amortization                             4,085
  Changes in asset and liability accounts:
   Increasing (decreasing) cash:
    Accounts receivable                                      (729)
    Prepaid expenses and other assets                         (91)
    Accounts payable                                          327
    Accrued expenses and other liabilities                 (1,010)
    Management and development fees payable                  (199)
                                                          -------
Net cash provided by operating activities                   8,493

Investing activities
Additions to property, plant and equipment                 (1,192)
Net change in restricted funds                               (117)
Proceeds from sale of property, plant and equipment            25
                                                          -------
Net cash used in investing activities                      (1,284)

Financing activities
Payment of bond principal                                  (5,900)
Distributions                                              (2,334)
                                                          -------
Net cash used in financing activities                      (8,234)
                                                          -------

(Decrease) increase in cash and cash equivalents           (1,025)
Cash and cash equivalents at beginning of year              6,465
                                                          -------
Cash and cash equivalents at end of year                  $ 5,440
                                                          =======

Supplemental disclosure of cash flow information
Interest paid                                             $ 2,426
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

PERC Management Company ("PMC"), which is ultimately owned by KTI, Inc. ("KTI"), and Energy National, Inc. ("ENI") are general partners. As of December 31, 1996, ENI and another entity were limited partners. As of December 31, 1996, the ownership interests of the partners were as follows:

                                                           OWNERSHIP INTERESTS
                                                    ----------------------------------
                                                    GENERAL PARTNERS  LIMITED PARTNERS
                                                    ----------------------------------
         PMC                                               7%
         ENI                                               3                25.7%
         Other limited partner                                              64.3%
                                                    ----------------------------------
                                                          10%               90.0%
                                                    ==================================

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

3.  INTEREST AND OTHER FINANCING COSTS--NET

Interest and other financing costs for the year ended December 31, 1996 consists of:

Interest expense                                                         $ 2,263
Letter of credit fees                                                        976
Amortization of deferred bond financing costs                                351
Remarketing and bank fees                                                    288
Interest income                                                             (708)
                                                                         -------
Interest and other financing costs--net                                  $ 3,170
                                                                         =======

4.  RELATED PARTY TRANSACTIONS

PERC incurred management fees payable to the general partners of $595 in 1996, in accordance with the Partnership Agreement. PERC purchases a portion of its supplemental fuel (wood chips) from KTI BioFuels, L.P., an affiliate of PMC. During 1996, these purchases totaled approximately $279.

Effective May 1, 1989, PERC entered into an Operation and Maintenance Agreement with ESOCO Orrington, Inc., an affiliate of ENI. For the year ended December 31, 1996, PERC paid operating and maintenance fees to ESOCO of approximately $4,500, plus additional approved pass through operating costs.

PERC had waste processing revenue of approximately $615 from Orrington Waste Ltd. (a limited partnership including certain general and limited partners of PERC) (OWL) in 1996. OWL and PERC have a long-term put-pay agreement under which OWL pays waste disposal fees to PERC equivalent to those charged to other municipalities.

5.  WASTE HANDLING AGREEMENTS

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

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT


                           KTI, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 1998           1997
                                                             ------------   ------------
                    ASSETS
Current Assets
     Cash and cash equivalents                                 $    397       $    688
     Restricted funds                                                               61
     Accounts receivable                                            233             53
                                                               --------       --------
         Total current assets                                       630            802

Investments in and amounts due from subsidiaries                259,340         84,733
Other assets                                                         65             20
Deferred costs, net                                               2,867            210
                                                               --------       --------

     Total assets                                              $262,902       $ 85,765
                                                               ========       ========

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities                                            $  2,274       $    548
Debt                                                            138,628         12,477
Convertible subordinated debt                                     6,770


Stockholders' equity
Preferred stock
     Series A                                                                    3,732
     Series B                                                                   21,400
Common stock                                                        133             89
Additional paid-in capital                                      115,026         52,762
Retained earnings (deficit)                                          71         (5,243)
                                                               --------       --------
Total stockholders' equity                                      115,230         72,740
                                                               --------       --------
     Total liabilities and stockholders' equity                $262,902       $ 85,765
                                                               ========       ========


     See accompanying notes to condensed financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT-CONTINUING

                           KTI, INC. (PARENT COMPANY)
                         CONDENSED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------
                                                              1998            1997            1996
                                                            --------        --------        --------
Revenues                                                    $     60        $    138        $     10
Management fees                                                                                  387
                                                            --------        --------        --------
                                                                  60             138             397

Selling, general and administrative                            2,179             849             225
                                                            --------        --------        --------
      Income (loss) from operations                           (2,119)           (711)            172

Interest expense, net                                          6,879             416             425
Other income, net                                                                                517
                                                            --------        --------        --------
     Loss before provision (benefit) for income taxes
     and
     equity in net income of subsidiaries                     (8,998)         (1,127)           (770)

Benefit for income taxes                                      (3,059)           (383)
                                                            --------        --------        --------
     Loss before equity in net income of                      (5,939)           (744)           (770)
     subsidiaries
     Equity in net income of subsidiaries                     12,657           8,836          14,436
                                                            --------        --------        --------
     Net income                                             $  6,718        $  8,092        $ 13,666
                                                            ========        ========        ========

See accompanying notes to condensed financial statements.

                           KTI, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                   Year ended December 31,
                                                                         -------------------------------------------
                                                                            1998             1997             1996
                                                                         ---------        ---------        ---------
NET CASH USED IN OPERATING ACTIVITIES                                    $ (66,447)       $ (13,786)       $    (603)

INVESTING ACTIVITIES
Net change in restricted funds                                                  61            1,978           (1,858)
Investment in unconsolidated affiliate                                        (865)
Notes receivable -- officers/shareholders and affiliates                    (1,500)
Purchase of businesses and additional partnership interest, net of
   cash acquired                                                           (57,909)         (26,705)          (3,749)
                                                                         ---------        ---------        ---------
Net cash used in investing activities                                      (60,213)         (24,727)          (5,607)

FINANCING ACTIVITIES
Deferred financing costs                                                    (1,828)                             (223)
Net borrowings on lines of credit                                          133,628           11,667            5,857
Additional preferred stock issuance costs                                      (98)
Proceeds from sale of common stock                                           3,548            4,121              506
Proceeds from sale of preferred stock                                                        23,782
Dividends paid                                                              (1,404)            (395)
Principal payments on debt                                                  (7,477)
                                                                         ---------        ---------        ---------
Net cash provided by financing activities                                  126,369           39,175            6,140
                                                                         ---------        ---------        ---------
Increase (decrease) in cash and cash equivalents                              (291)             662              (70)
Cash and cash equivalents at beginning of period                               688               26               96
                                                                         ---------        ---------        ---------
Cash and cash equivalents at end of period                               $     397        $     688        $      26
                                                                         =========        =========        =========

See accompanying notes to condensed financial statements

1.       BASIS OF PRESENTATION

         In the parent-company-only financial statements, KTI, Inc. (the "Company") investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition.
Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements

2.       DEBT

         The Company's debt consists of the following:

                                                             DECEMBER 31,
                                                         --------------------
                                                            1998       1997
                                                         ---------   --------
         Revolving credit agreement                      $ 138,628
         Convertible subordinated debt                       6,770
         Revolving and term loan payable                             $ 12,411
         Other                                                             66
                                                         ---------   --------
                                                         $ 145,398   $ 12,477
                                                         =========   ========

See Note 8 to the consolidated financial statements for additional discussion.

3.       GUARANTEE

         As a result of a limited partnership interest in Penobscot Energy Recovery Company ("PERC"), a majority-owned consolidated subsidiary, the Company had a contingent obligation to make additional capital contributions to PERC of approximately $3,710. The Company had an irrevocable letter of credit from a bank securing this commitment. This contingent obligation expired during 1998.

         During 1998, certain bonds payable at the Company's majority-owned consolidated subsidiary, Penobscot Energy Recovery Company ("PERC"), were refinanced. In conjunction with this refinancing, the Company issued a $3,000 limited guarantee of PERC's payment obligation under the refinanced bonds payable in favor of the issuer and trustees of the bonds payable. See Note 8 to the consolidated financial statements for additional discussion.

                                                                     SCHEDULE II

                                    KTI, INC.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

              COLUMN A                  COLUMN B              COLUMN C                COLUMN D       COLUMN E
-----------------------------------   ------------   ---------------------------   -------------   ------------
                                                             ADDITIONS
                                                     ---------------------------
                                                                     CHARGED TO
                                       BALANCE AT     CHARGED TO        OTHER                       BALANCE AT
                                       BEGINNING      COSTS AND      ACCOUNTS -     DEDUCTIONS-       END OF
            DESCRIPTION                OF PERIOD       EXPENSES       DESCRIBE       DESCRIBE         PERIOD
-----------------------------------   ------------   ------------   ------------   -------------   ------------
  YEAR ENDED DECEMBER 31, 1998
  Deducted from asset amounts:
  Allowance for doubtful accounts           $294          $1,289                       $270 (1)         $1,313

  YEAR ENDED DECEMBER 31, 1997
  Deducted from asset amounts:
  Allowance for doubtful accounts            242             193                        141 (1)            294

  YEAR ENDED DECEMBER 31, 1996
  Deducted from asset amounts:
  Allowance for doubtful accounts            481              24                        263 (1)            242

(1)      Uncollected accounts written off, net of recoveries.

                                  EXHIBIT INDEX

2.1 Agreement of Reorganization and Merger among KTI, Inc., a New Jersey corporation, K-C Industries, Inc., an Oregon corporation and KES, Inc., a Delaware corporation, dated September 22, 1997(1)

3.1 Certificate of Amendment to Registrant's Restated Certificate of Certificate of Incorporation, filed August 8, 1997(3)

3.2 Certificate of Correction to Certificate of Amendment to Registrant's Restated Certificate of Certificate of Incorporation, filed October 31, 1997(23)

4.1      Specimen Form of Common Stock Certificate(2)

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

10.6 Credit Agreement dated as of May 15, 1986 by and among Penobscot Energy Recovery Company, PERC Management Company and Energy National, Inc. and The Banking Institutions Signatory Hereto and Bankers Trust Company, as Agent, as amended(4)

10.7 Second Amended and Restated Agreement and Certificate of Limited Partnership of Penobscot Energy Recovery Company dated May 15, 1986, as amended(2)

10.8 Agreement between Penobscot Energy Recovery Company and Bangor Hydro-Electric Company dated June 21, 1984, as amended (2)

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

10.67 Warrant Agreement dated August 7, 1997 between KTI, Inc. and Credit Research & Trading LLC(19)

10.68 Registration Rights Agreement dated August 15, 1997 between KTI, Inc. and the purchases named therein(19)

10.69 Purchase and Option Agreement by and between PERC Management Company Limited Partnership and The Prudential Insurance Company of America dated September 30, 1997(20)

10.70 Second Amendment to the Second Amended and Restated Agreement and Certificate of Limited Partnership of Penobscot Energy Recovery Company, Limited Partnership dated as of September 29, 1997(20)

10.71 Assignment and Assumption Agreement between The Prudential Insurance Company of America and PERC Management Company Limited (20) Partnership dated as of September 29, 1997 re Penobscot Energy Recovery Company, Limited Partnership(20)

10.72 Amendment No. 1 to Reimbursement Agreement and Release of Assignment dated as of September 29, 1997 to the Reimbursement Agreement dated as of May 28, 1991 of Penobscot Energy Recovery Company, Limited Partnership in favor of Morgan Guaranty Trust Company of New York re Penobscot Energy Recovery Company, Limited Partnership(20)

10.73 Assignment and Assumption Agreement between The Prudential Insurance Company of America and PERC Management Company Limited Partnership dated as of September 29, 1997 re Orrington Waste Ltd., Limited Partnership(20)

10.74 Amendment no. 1 to Reimbursement Agreement and Release of Assignment dated as of September 29, 1997 to the Reimbursement Agreement dated as of May 28, 1991 of Penobscot Energy Recovery Company, Limited Partnership in favor of Morgan Guaranty Trust Company of New York re Orrington Waste Ltd.(20)

10.75 Warrant to purchase 7,500 shares of KTI, Inc. Common Stock at $16.25 per share issued to Wilbur L. Ross dated as of January 1, 1998 (24)

10.76 Securities Purchase Agreement dated as of January 1, 1998, by and among Vel-A-Tran Recycling, Inc., a Massachusetts corporation, Raymond Vellucci and KTI Recycling of New England, Inc., a Delaware corporation(21)

10.77 Securities Purchase Agreement dated as of January 27, 1998 among Total Waste Management Corporation, Donald A. Littlefield, William Kaylor and KTI Specialty Waste Services, Inc., a Maine corporation(22)

10.78 Commitment Letter from the Finance Authority of Maine dated February 13,1998 regarding willingness to refinance Electric Rate Stabilization Bonds for Penobscot Energy Recovery Company, Limited Partnership (25)

10.79 Letter of Intent dated April 17, 1998 by and between KTI, Inc. and FCR, Inc. describing the intended purchase of FCR, Inc. by KTI, Inc. (26)

10.80 Exchange Notice, dated June 5, 1998, notifying shareholders of the Series B Preferred Stock of KTI's intent to convert such stock into Subordinated Convertible Notes ("the Exchange Notes") bearing interest at 8.75% (27)

10.81 Stock Purchase Agreement dated June 16, 1998 by and between KTI, Inc. and the Shareholders of Multitrade Group, Inc. (28)

10.82 Warrant to purchase 17,500 shares of KTI, Inc. Common Stock at $22.25 per share issued to George Mitchell dated as of June 22, 1998 (24)

10.83 Amendment No. 2 to Power Purchase Agreement, entered into as of the 26th day of June, 1998 by and between Penobscot Energy Recovery Company, Limited Partnership, a Maine limited partnership, and Bangor-Hydro Electric Company, a Maine corporation. (29)

10.84 Second Amended and Restated Waste Disposal Agreements between Penobscot Energy Recovery Company and the Municipal Review Committee, Inc. dated as of June 26, 1998 (29)

10.85 Loan Agreement by and between Finance Authority of Maine and Penobscot Energy Recovery Company, Limited Partnership dated as of June 26, 1998
         (29)

10.86 KTI, Inc. Limited Guaranty dated as of June 26, 1998 on loan agreement in Exhibit 10.85 (29)

10.87 Bangor Hydro-Electric Company Warrant to Purchase Common Stock issued to PERC Management Company Limited Partnership dated as of June 26, 1998 (29)

10.88 Third Amended and Restated Agreement of Limited Partnership of Penobscot Energy Recovery Company, Limited Partnership dated as of June 26, 1998 (29)

10.89 Surplus Cash Agreement dated as of June 26, 1998 among Penobscot Energy Recovery Company, Limited Partnership, Bangor Hydro-Electric Company and Municipal Review Committee, Inc. (29)

10.90 Revolving Credit Agreement dated July 10, 1998 among KTI, Inc. and the Subsidiary Borrowers, Jointly and Severally as the Borrower, KeyBank National Association and other financial institutions as Lenders and KeyBank National Association, as Agent, regarding $150,000,000 Line of Credit. (30)

10.91 Agreement and Plan of Merger dated as of July 22, 1998 by and between KTI, Inc. and FCR, Inc. (31)

10.92 Fairness opinion letter issued to KTI, Inc. by Donaldson, Lufkin & Jenrette dated as of July 7, 1998. (31)

10.93 Asset Purchase Agreement, dated as of August 5, 1998, by and among First State Recycling, Inc., a Delaware corporation, and KTI Environmental Consulting, Inc., a Delaware corporation. (32)

10.94 Asset Purchase Agreement between KTI New Jersey Fibers, Inc. and Atlantic Coast Fibers, Inc. dated as of August 21, 1998. (33)

10.95 Asset Purchase Agreement between KTI New Jersey Fibers, Inc., PGC Corporation and Gaccione Bros. & Co., Inc. dated as of August 21, 1998.
         (33)

10.96 Agreement and Plan of Merger, dated July 22, 1998, between KTI, Inc., KTI Acquisition Sub, Inc., FCR, Inc. and certain securityholders of FCR, Inc. (34)

10.97    Employment Agreement, dated August 28, 1998, between KTI, Inc. and Paul
         A. Garrett. (34)

10.98 Employment Agreement, dated August 28, 1998, between KTI, Inc. and Brian J. Noonan. (34)

10.99 Warrant to purchase 7,500 shares of KTI, Inc. Common Stock at $15.3125 per share issued to Carlos Aguero dated as of August 28, 1998 (24)

10.100 Warrant to purchase 7,500 shares of KTI, Inc. Common Stock at $15.3125 per share issued to W. Christopher Hegele dated as of August 28, 1998
         (24)

10.101 Agreement and Plan of Reorganization dated as of October 28, 1998, by and among KTI Specialty Waste Services, Inc., Russell Stull Company, Capitol City Transfer, Inc. and TWTS, Inc., all Maine corporations and Russell G. Stull. (35)

10.102 Purchase and Sale Agreement between KTI Environmental Group, Inc. and CNA Realty Corp, Inc. dated as of December 30, 1998. (36)

10.103 Investment Agreement dated as of December 29, 1998 between and among KTI, Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc. (37)

10.104 Letter Loan Agreement between KTI, Inc. and CNA Realty Corp, Inc. dated as of December 29, 1998 between and among KTI, Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc. (37)

10.105 Pledge Agreement dated as of December 29, 1998 between and among KTI, Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc. (37)

10.106 Intercreditor Agreement between KTI, Inc. and Finova Capital Corporation dated as of December 29, 1998 (37)

10.107 Non-Exclusive License to Use Technology between KTI, Inc. and Oakhurst Technology, Inc. dated as of December 29, 1998 (37)

10.108 Operating and Maintenance Agreement, dated as of December 29, 1998 by and between New Heights Recovery & Power, LLC and KTI Operations, Inc.
         (37)

10.109 Agreement and Plan of Merger, dated January 12, 1999, by and among Casella Waste Systems, Inc., Rutland Acquisition Sub, Inc. and KTI, Inc. (38)

10.110 Stock for Stock Reorganization Agreement by and among Anthony A. Peterpaul, Frank Peterpaul, Anthony Peterpaul, The AFA Group, Inc., AFA Pallet Group, Inc., Advanced Enterprises Recycling, Inc., Allied Equipment & Sales Corp., Inc., American Supplies Sales Group, Inc., Artic, Inc., Atlantic Transportation Technologies, Inc., Agro Products, Inc. and KTI Recycling of New Jersey, Inc., dated as of January 27, 1999 (39)

21       List of all subsidiaries of Registrant

*23      Consent of Ernst & Young LLP

----------------------------------

(1) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 16, 1997.

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

(20) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 30, 1997.

(21) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 15, 1998.

(22) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated February 4, 1998.

(23)     Filed with the Registration Statement on Form S-2 dated February 11,
         1998.

(24)     Filed with the Registration Statement on Form S-3 dated September 30,
         1998

(25) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated February 23, 1998

(26) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated May 7, 1998

(27) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated June 17, 1998

(28) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated June 25, 1998

(29) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated July 8, 1998

(30) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated July 15, 1998

(31) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 5, 1998

(32) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 13, 1998

(33) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated August 31, 1998

(34) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 14, 1998

(35) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated November 10, 1998

(36) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 6, 1999

(37) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 15, 1999

(38) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated January 21, 1999

(39) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated February 10, 1999

*        Filed herewith.