Form 10-Q
period 1999-03-31
KTI INC
filed 1999-05-17
CIK 931581

             FORM 10-Q. - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Yes X  No
   ---   ---


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

    Common Stock, No Par Value         13,916,238 Shares as of May 14, 1999

                                TABLE OF CONTENTS


Item Number and Caption                                              Page Number

PART I - Financial Information

Item 1.  Consolidated Financial Statements                                     3
Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 12

Item 3.  Qualitative and Quantitative Disclosure about Market Risk            20

PART II - Other Information

Item 1.  Legal Proceedings                                                    21
Item 2.  Changes in Securities                                                22
Item 3.  Defaults Upon Senior Securities                                      22
Item 4.  Submission of Matters to a Vote of Security Holders                  22
Item 5.  Other Information                                                    22
Item 6.  Exhibits and Reports on Form 8-K                                     22

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                           MARCH 31       DECEMBER 31,
                                                                             1999            1998
                                                                           ---------       ---------
                                                                                           (RESTATED)
                                     ASSETS
Current Assets
     Cash and cash equivalents                                             $   7,782       $   9,444
     Restricted funds                                                         21,343          19,088
     Accounts receivable, net of allowances of $1,481 and $1,466              37,177          30,162
     Consumables and spare parts                                               5,074           4,483
     Inventory                                                                 7,795           7,026
     Notes receivable -- officers/shareholders and affiliates                  1,402           1,858
     Other receivables                                                         3,309           4,158
     Deferred taxes                                                            5,449           4,832
     Other current assets                                                      6,325           3,540
                                                                           ---------       ---------
         Total current assets                                                 95,656          84,591

Restricted funds                                                               4,207           4,350
Notes receivable - officers/shareholders and affiliates                        5,341           1,534
Other receivables                                                              2,207           3,025
Other assets                                                                   6,307           6,195
Deferred costs, net of accumulated amortization
     of $1,899 and $1,620                                                      4,907           5,275
Goodwill and other intangibles, net of accumulated amortization
     of $4,599 and $3,387                                                    117,372         117,878
Property, equipment and leasehold improvements, net of
     accumulated depreciation of $36,197 and $32,731                         208,335         209,113
                                                                           ---------       ---------
     Total assets                                                          $ 444,332       $ 431,961
                                                                           =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                      $  19,361       $  15,328
     Accrued expenses                                                         13,883          11,335
     Debt, current portion                                                    11,014          12,065
     Other current liabilities                                                 1,006           2,999
                                                                           ---------       ---------
         Total current liabilities                                            45,264          41,727

Other liabilities                                                              3,393           4,720
Debt, less current portion                                                   215,845         207,544
Minority interest                                                             20,679          19,526
Deferred taxes                                                                 2,459           2,877
Deferred revenue                                                              32,294          33,871
Convertible subordinated notes                                                 6,770           6,770

Commitments and contingencies

Stockholders' equity
Common stock; no par value (stated value $.01 per share);
     authorized 40,000,000 in 1999 and 1998, issued and outstanding
     13,916,237 and 13,726,204 shares in 1999 and 1998, respectively             139             138
Additional paid-in capital                                                   117,211         115,358
Retained earnings (deficit)                                                      278            (570)
                                                                           ---------       ---------
Total stockholders' equity                                                   117,628         114,926
                                                                           ---------       ---------
     Total liabilities and stockholders' equity                            $ 444,332       $ 431,961
                                                                           =========       =========

See accompanying notes.

                                    KTI, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                               THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------------
                                                                                 1999               1998
                                                                             ------------        ------------
                                                                                                  (RESTATED)

Revenues                                                                     $     67,449        $     40,013
Cost of operations                                                                 56,875              32,501
                                                                             ------------        ------------
     Gross Profit                                                                  10,574               7,512

Selling, general and administrative                                                 3,575               1,571
Restructuring charge                                                                  748
Merger-related costs                                                                  133
                                                                             ------------        ------------
     Income from operations                                                         6,118               5,941

Interest expense, net                                                               3,796               1,631
Other expense                                                                          51
                                                                             ------------        ------------
     Income before minority interest, provision  for income taxes and
     cumulative effect of change in accounting principal                            2,271               4,310

Minority interest                                                                     592               1,069
                                                                             ------------        ------------
     Income before provision for income taxes and cumulative effect
     of change in accounting principle                                              1,679               3,241

Provision for income taxes                                                            773               1,335
                                                                             ------------        ------------
     Income before cumulative effect of change in accounting principal                906               1,906

Cumulative effect of change in accounting principle                                    58
                                                                             ------------        ------------
     Net income                                                                       848               1,906

Accretion and accrued and paid dividends on preferred stock                                               509
                                                                             ------------        ------------
     Net income available to common shareholders                             $        848        $      1,397
                                                                             ============        ============
Earnings per common share:
Basic:
     Income before cumulative effect of change in accounting principle       $       0.07        $       0.14
     Cumulative effect of change in accounting principle                            (0.01)
                                                                             ------------        ------------
     Net income                                                              $       0.06        $       0.14
                                                                             ============        ============
     Weighted average number of shares used in computation                     13,757,588           9,696,588
                                                                             ============        ============
Diluted:
     Income before cumulative effect of change in accounting principle       $       0.06        $       0.13
     Cumulative effect of change in accounting principle
                                                                             ------------        ------------
     Net income                                                              $       0.06        $       0.13
                                                                             ============        ============
     Weighted average number of shares used in computation                     14,428,676          10,503,025
                                                                             ============        ============

See accompanying notes.

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)
                              (UNAUDITED, RESTATED)


                                                                   SERIES A             SERIES B
                                                                PREFERRED STOCK      PREFERRED STOCK            COMMON STOCK
                                                              SHARES      AMOUNT    SHARES      AMOUNT      SHARES        AMOUNT
                                                             --------    --------  --------    --------   ----------    ----------
Balance at December 31, 1997                                  447,500    $  3,732   856,000    $ 21,400    9,372,630    $       94
    Net income
    Accretion of preferred stock                                               42
    Issuance of common stock and common stock
       purchase warrants for:
       Exercise of options                                                                                   235,682             2
       Exercise of warrants                                                                                  411,894             4
       Non-employee director's compensation
       Conversion of preferred stock:
       Series A                                              (447,500)     (3,774)                           447,500             4
       Series B                                                                    (856,000)    (21,400)      25,531             1
       Conversion of debt                                                                                  1,283,399            13
       Employee savings plan contribution                                                                      4,215
       Business combinations                                                                               1,945,353            20
    Tax benefit realized from stock option transactions
    Dividends paid on Series B Preferred Stock
    Other distributions
    Additional costs related to preferred stock issuances
                                                             --------    --------  --------    --------   ----------    ----------
Balance at December 31, 1998                                                                              13,726,204           138
    Net income
    Issuance of common stock for:
       Exercise of options                                                                                    20,551
       Exercise of warrants                                                                                   19,482
       Business combination                                                                                  150,000             1
                                                             --------    --------  --------    --------   ----------    ----------
Balance at March 31, 1999                                                                                 13,916,237    $      139
                                                             ========    ========  ========    ========   ==========    ==========

                                                             ADDITIONAL    RETAINED
                                                              PAID-IN      EARNINGS
                                                              CAPITAL      (DEFICIT)     TOTAL
                                                             ----------     -------    ----------
Balance at December 31, 1997                                 $   53,094     $(5,050)   $   73,270
    Net income                                                                6,577         6,577
    Accretion of preferred stock                                    (42)
    Issuance of common stock and common stock
       purchase warrants for:
       Exercise of options                                        1,894                     1,896
       Exercise of warrants                                       1,648                     1,652
       Non-employee director's compensation                         205                       205
       Conversion of preferred stock:
       Series A                                                   3,770                        --
       Series B                                                     300                   (21,099)
       Conversion of debt                                        15,686                    15,699
       Employee savings plan contribution                            41                        41
       Business combinations                                     38,122                    38,142
    Tax benefit realized from stock option transactions             738                       738
    Dividends paid on Series B Preferred Stock                               (1,404)       (1,404)
    Other distributions                                                        (693)         (693)
    Additional costs related to preferred stock issuances           (98)                      (98)
                                                             ----------     -------    ----------
Balance at December 31, 1998                                    115,358        (570)      114,926
    Net income                                                                  848           848
    Issuance of common stock for:
       Exercise of options                                          161                       161
       Exercise of warrants                                         193                       193
       Business combination                                       1,499                     1,500
                                                             ----------     -------    ----------
Balance at March 31, 1999                                    $  117,211     $   278    $  117,628
                                                             ==========     =======    ==========

See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  Three Months ended March 31,
                                                                     ---------------------
                                                                       1999         1998
                                                                     --------     --------
                                                                                 (restated)
OPERATING ACTIVITIES
Net income                                                           $    848     $  1,906
Adjustments to reconcile net income to net cash
      provided (used in) by operating activities:
    Cumulative effect of change in accounting principle                    58
    Depreciation and amortization                                       4,949        2,700
    Minority interest, net of distributions                             1,153        1,069
    Deferred revenue                                                   (1,577)      (1,576)
    Deferred income taxes                                              (1,035)       1,204
    Provision for losses on accounts receivable                            15           54
    Interest accrued and capitalized on debt                                           417
    Other non-cash charges                                                 42           41
    Changes in operating assets and liabilities:
      Accounts receivable                                              (7,030)      (2,338)
      Consumables, spare parts and inventory                           (1,360)        (850)
      Other receivables                                                   849           42
      Other assets                                                     (2,012)         619
      Accounts payable and accrued expenses                             6,581          470
      Other liabilities                                                (1,930)         308
                                                                     --------     --------
Net cash provided by (used in) operating activities                      (449)       4,066

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements            (3,261)      (3,202)
Proceeds from sale of assets                                               22           18
Net change in restricted funds                                         (2,112)        (756)
Purchase of businesses, net of cash acquired                                        (2,443)
Notes receivable--officers/shareholders and affiliates                 (3,351)         (22)
                                                                     --------     --------
Net cash used in investing activities                                  (8,702)      (6,405)

FINANCING ACTIVITIES
Deferred financing costs                                                              (398)
Net borrowings on lines of credit                                       9,847        5,508
Proceeds from sale of common stock                                        354          850
Dividends paid                                                                        (468)
Principal payments on debt                                             (2,712)      (2,809)
                                                                     --------     --------
Net cash provided by financing activities                               7,489       (2,683)
                                                                     --------     --------
Increase (decrease) in cash and cash equivalents                       (1,662)         344
Cash and cash equivalents at beginning of period                        9,444       11,515
                                                                     --------     --------
Cash and cash equivalents at end of period                           $  7,782     $ 11,859
                                                                     ========     ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                        $  5,358     $  1,023
Taxes paid                                                                797

                                   -Continued-

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Three Months ended March 31,
                                                                                          ----------------------
                                                                                           1999           1998
                                                                                          -------        -------
                                                                                        (unaudited)     (restated)
NON CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation entered into for lease of equipment                             $   115
Purchase of businesses and additional partnership interest, net of cash acquired:
  Working capital deficit, net of cash acquired                                                          $  (158)
  Property, equipment and leasehold improvements                                                             933
  Purchase price in excess of net assets acquired                                                          2,834
  Other assets                                                                                               104
  Non-current liabilities                                                                                  1,270
  Common stock and common stock purchase warrants issued

See accompanying notes

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                 MARCH 31, 1999


1. BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The MSW market in Maine is seasonal, with one-third more MSW generated in the summer months than is generated during the rest of the year. The Residential and Commercial Recycling segments experience increased volumes of ONP in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the Residential Recycling segment operates facilities in Florida which experience increased volumes of recyclable materials during the winter months followed by decreases in the summer months in connection with seasonal changes in population. Operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. KTI, Inc. (the "Company" or "KTI") has restated the previously issued consolidated balance sheet as of December 31, 1998 and the previously issued statements of income, stockholders' equity and cash flows for the three months ended March 31, 1998 to reflect an acquisition accounted for using the pooling of interests method of accounting. In addition, certain 1998 financial information contained herein has been reclassified to conform with the 1999 presentation.

2. MERGER AND ACQUISITION

         On May 12, 1999, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Casella Waste Systems, Inc., ("Casella") a publicly-owned company engaged in the waste services industry. This Merger Agreement was an amendment to the original agreement dated January 12, 1999. The merger will be completed through the exchange of all of the shares of the Company's common stock for shares of Casella's Class A common stock based on an exchange ratio specified in the Amended Merger Agreement. In addition, all of the Company's outstanding and unexercised stock options and stock purchase warrants will be converted into similar rights to acquire Casella's Class A common stock under the same terms and conditions and the same exchange ratio. Subsequent to the completion of the merger the current Casella stockholders will own a majority of the combined company. Under the terms of the Merger Agreement, Casella is required to file a registration statement with the Securities and Exchange Commission to register the shares of its Class A common stock to be issued in the merger. The merger is subject to, among other things, approval of the Company's and Casella's stockholders. No assurance can be given that the conditions of the merger will be satisfied or that the merger will be consummated. Upon consummation of the merger, the Company will pay fees to its investment bankers and recognize certain other merger related costs which have been deferred.

         On January 27, 1999 the Company completed its acquisition of AFA Group, Inc. and subsidiaries ("AFA") in a business combination recorded as a pooling of interests and accordingly, the accompanying unaudited financial statements have been restated to include the accounts and operations of AFA for all periods presented. AFA is an integrated wood waste processing and hauling business located in Newark, New Jersey. The Company issued 460,000 shares of common stock in exchange for all of the outstanding shares of AFA. In connection with this acquisition, the Company expensed approximately $133 of merger-related costs which consisted of external costs incurred to complete the transaction. Revenues and net income (loss) for the individual companies for the three months ended March 31, 1998 were as follows:

                                          KTI             AFA             TOTAL
                                        -------         -------          -------
Revenues                                $37,632         $ 2,381          $40,013
Net income (loss)                         1,992             (86)           1,906

         On March 24, 1999, pursuant to the Second Amended, Restated and Extended Waste Disposal Agreement among PERC and the municipalities named therein, the municipalities made a capital contribution to PERC totaling $720 in exchange for a 1.30% limited partnership interest in PERC.


3. EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:

                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                         ------------------------------
                                                                             1999              1998
                                                                         ------------      ------------
                                                                                            (restated)
Numerator:
   Net income                                                            $        848      $      1,906
   Preferred stock dividends                                                                       (467)
   Accretion of preferred stock                                                                     (42)
                                                                         ------------      ------------
   Numerator for basic earnings per share-net income available to
     common stockholders                                                          848             1,397

   Numerator for diluted earnings per share-net income available
    to common stockholders after assumed conversions(1)                  $        848      $      1,397
                                                                         ============      ============

Denominator:
   Denominator for basic earnings per share-weighted average shares        13,757,588         9,696,588
   Effect of dilutive securities:
    Employee stock options                                                    486,768           418,861
    Warrants                                                                  184,320           387,576
                                                                        ------------      ------------
   Dilutive potential common shares                                           671,088           806,437
                                                                         ------------      ------------
    Denominator for diluted earnings per share-adjusted weighted-
     average shares and assumed conversions                                14,428,676        10,503,025
                                                                         ============      ============
Net income per share-Basic                                               $       0.06      $       0.14
                                                                         ============      ============
Net income per share-Diluted                                             $       0.06      $       0.13
                                                                         ============      ============

________
(1) The Convertible Subordinated notes payable were anti-dilutive in 1999 and 1998 and the preferred shares were anti-dilutive in 1998.

4. CONTINGENCIES

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

         The majority shareholder of a company acquired by a subsidiary of the Company instigated arbitration proceedings against the Company and two of its subsidiaries, alleging the subsidiaries acted to frustrate the "earn-out" provisions of the acquisition agreement and thereby precluding him from receiving, or alternatively, reducing the sum to which he was entitled to receive. He also alleges his employment agreement was wrongfully terminated. The claim for arbitration alleges direct charges in excess of $5,000 and requests punitive damages, treble damages and attorneys fees. The Company and its subsidiaries have responded to the demand, denying liability and filed a counterclaim for $1,000 for misrepresentations. The Company believes it has meritorious defenses to the claims.

         The Company is a defendant in certain law suits alleging various claims incurred in the ordinary course of business. Management of the Company does not believe that the outcome of these matters, individually or in the aggregate, will have a material effect on the Company's financial condition, cash flows or results of operations.

5. SEGMENT REPORTING

         During the three months ended March 31, 1999, the Company operated in the business segment as indicated below.

                                  WASTE-TO-ENERGY      COMMERCIAL   FINISHED PRODUCTS   RESIDENTIAL
                                                       RECYCLING                         RECYCLING
                                      --------         --------         --------         --------
Revenues
   Unaffiliated customers             $ 24,864         $ 21,138         $ 12,345         $  9,087
   Intersegment revenues                    33                                31              748
Segment Profit                           6,392              315              786              559
Depreciation and Amortization            2,406              607              821              914
Identifiable Assets                    232,069           65,728           58,868           58,640
Capital Expenditures                     1,129              315            1,403              384

During the three months ended March 31, 1998 the Company operated in the business segments indicated below.

                                  WASTE-TO-ENERGY     COMMERCIAL        FINISHED
                                                       RECYCLING        PRODUCTS
                                      --------         --------         --------
Revenues
   Unaffiliated customers             $ 19,614         $ 18,665         $  1,719
   Intersegment revenues                 3,644                                15
Segment Profit                           5,665              674              259
Depreciation and Amortization            2,197              458               25
Identifiable Assets                    212,925           42,533            1,635
Capital Expenditures                     2,149            1,225                2

The segment reporting detailed above reconciles to consolidated revenues and income before provision for income taxes and cumulative effect of a change in accounting principal as follows:

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                       ------------------------
                                                                         1999            1998
                                                                       --------        --------
REVENUES
Total unaffiliated customers revenue for reportable segments           $ 67,434        $ 39,998
Holding company revenues                                                     15              15
Intersegment revenues for reportable segments                             4,591           3,659
Elimination of intersegment revenues                                     (4,591)         (3,659)
                                                                       --------        --------
Total consolidated revenues                                            $ 67,449        $ 40,013
                                                                       ========        ========
PROFIT AND LOSS
Total segment profit for reportable segments                           $  8,052        $  6,598
Holding company segment loss                                             (1,934)           (657)
                                                                       --------        --------
Total segment profit                                                      6,118           5,941

Unallocated amounts:
  Interest expense, net                                                   3,796           1,631
Other expenses                                                               51
  Minority interest                                                         592           1,069
                                                                       --------        --------
  Income before provision for income taxes and cumulative effect
   of change in accounting principal                                   $  1,679        $  3,241
                                                                       ========        ========

                                                                        MARCH 31,
                                                                          1999
                                                                        --------
ASSETS
Total identifiable assets for reportable segments                       $415,305
Holding company assets                                                    29,027
                                                                        --------
Total consolidated assets                                               $444,332
                                                                        ========

6. ACCOUNTING CHANGE

         During the first quarter of 1999, the Company adopted the provisions of the American Institute of Certified Public Accountants Statement of Position
(SOP) 98-5, Reporting on the Costs of Start-up Activities. The SOP requires costs of start-up activities and organization costs to be expensed as incurred. Upon adoption of the SOP, the Company recorded a charge of $58 (net of income taxes of $50). This amount has been reflected as a cumulative effect of change in accounting principle in the income statement for the quarter ended March 31, 1999.

7. RESTRUCTURING CHARGE

        In the first quarter of 1999, the Company recorded a $738 restructuring charge. The restructuring initiatives primarily involve the Company's Commercial Recycling segment and represent primarily severance and other costs related to employee reductions. In Connection with the restructuring the Company terminated ten employees. All amounts accrued as part of the restructuring charge remain in accrued liabilities as of March 31, 1999. The restructuring charges relate to integration of the brokerage operation acquired as part of the New Jersey Fibers acquisition and elimination of costs as a result of streamlining the operations of acquisitions completed in 1998.

8. INCOME TAXES

        The income tax provision was approximately $0.8 million for the three months ended March 31, 1999 compared to approximately $1.3 million during the same period in 1998. During the first quarter of 1999, the effective tax rate utilized by the Company of 46.0% represents the estimated annual effective rate based on the total estimated pretax income of the Company for the year ended December 31, 1999. The effective rate in the first quarter of 1998 was 41.2% and the increase in the effective rate in 1999 is primarily due to an increase in nondeductible goodwill.

9. SUBSEQUENT EVENTS

         On May 12, 1999, the Company's Revolving Line of Credit Agreement with a bank (the "Credit Agreement") was amended (the "Amended Agreement") modifying certain financial covenants and requiring bank approval for all acquisitions. The Amended Agreement requires that the Company and certain subsidiaries, as defined, maintain certain specified financial covenants, including, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, and a maximum debt to capitalization ratio, each as defined in the Amended Agreement. The Company expects to be in compliance with these covenants. However, the Company's ability to satisfy these covenants is dependent on its ability to substantially achieve its operating plan. The Company will continue to select interest rates on the outstanding borrowings based on the bank's prime rate or LIBOR rates, however, the interest rates range from the bank's prime rate to the bank's prime rate plus 1.50% or LIBOR plus 1.88% to LIBOR plus 3.25% depending on the attainment of a financial covenant, as defined, in the Amended Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company reports the results of operations by the following four segments: waste-to-energy, residential recycling, commercial recycling and finished products.

REVENUES

         Consolidated revenue for the three months ended March 31, 1999, compared with the same period in 1998, increased approximately $27.4 million or 68.6%.

         Waste-to-Energy Segment

         The Waste-to-Energy segment consists of the operations of Maine Energy Recovery Company, Limited Partnership ("Maine Energy"), Penobscot Energy Recovery Company, Limited Partnership ("PERC"), Timber Energy Resources, Inc. ("TERI"), KTI Specialty Waste Services, Inc., American Ash Recycling of Tennessee, Ltd. , KTI BioFuels, Inc. ("BioFuels"), Total Waste Management Corporation ("TWM"), Multitrade Group, Inc. ("Multitrade"), Russell Stull Companies ("Russell Stull"), KTI Recycling of Canada ("KTI Tire"), and AFA Group, Inc. ("AFA"). Total revenues for this business unit were approximately $24.9 million for the three months ended March 31, 1999, compared to approximately $19.6 million for the same period in 1998. This represents an increase of approximately $5.3 million or 27.0% for the three months ended March 31, 1999 as compared to the same period in 1998.

         Revenues in the Waste-to-Energy segment are primarily derived from waste processing and electric power sales. Total tons received by Maine Energy and PERC decreased 8.4% and 3.0%, respectively, in 1999, compared to 1998. The decrease at Maine Energy was due to lower production as a result of repairs to the primary processing equipment. The decrease at PERC was the result of the scheduled plant outage in January 1999. In 1998, PERC's scheduled outage occurred in the second quarter. Waste processing revenues increased by approximately $2.0 million or 27.3% for the year. This increase is a result of increased prices charged per ton during 1999 versus 1998 of approximately 26.4% and additional revenues from the TWM, Multitrade, Russell Stull and KTI Tire acquisitions. The increases from the acquisitions was offset by reductions at BioFuels due to the elimination of brokerage operations on March 31, 1998.

         Electric power revenues for the three months ended March 31, 1999 increased approximately $1.3 million or 12.5% over the same period in 1998. The increase in revenues is a combination of the acquisition of Multitrade offset by lower kilowatt hours at Maine Energy due to lower production discussed above.

         Residential Recycling Segment

         This segment includes the residential recycling plants of FCR, Inc. ("FCR"). This segment posted revenues of approximately $9.1 million for 1999 and there were no revenues from this segment for the same period in 1998 because the acquisition was completed in the third quarter of 1998.

         Commercial Recycling Segment

         The Commercial Recycling segment consists of the operations of I. Zaitlin and Sons, Inc. ("Zaitlin"), K-C International, Inc. ("K-C"), the commercial recycling plants acquired from Prins, and KTI New Jersey Fibers, Inc. ("NJ Fibers"), which consists of the operations of Gaccione Bros., Inc. & Co. and PGC Corporation (collectively, "Gaccione") and Atlantic Coast Fibers, Inc. ("Atlantic Coast"). Total revenue for this segment for the three months ended March 31, 1999 was approximately $21.1 million compared to $18.7 million for the same period in 1998. This represents an increase in sales of approximately $2.4 million as compared to the same period in 1998 primarily as a result of the acquisition of NJ Fibers which was completed in the third quarter of 1998. These increases were partially offset by lower commodity prices for paper fibers in the first quarter of 1999 versus the first quarter of 1998 and lower volumes at the commercial processing plants.

         Finished Products Segment

         The Finished Products segment consists of the operations of Power Ship Transport, Inc., Manner Resins, Inc. ("Manner"), the cellulose insulation plants and the plastic reprocessing plants of FCR, the plastic reprocessing operations of First State Recycling, Inc. and the glass pellet processor Seaglass, Inc. Total revenue for this segment for the three months ended March 31, 1999 was approximately $12.3 million compared to approximately $1.7 million for the same period in 1998. This represents an increase of approximately $10.6 million. The increase in revenues is primarily the result of acquisitions discussed above which were partially offset by lower revenues at Manner due to decreases in plastic prices in the first quarter of 1999 versus the first quarter of 1998.

COSTS AND EXPENSES

         Waste-to-Energy Segment

         Cost of operations in this segment consist primarily of electric power and waste handling operating costs which were approximately $18.5 million during the three months ended March 31, 1999, compared to approximately $14.0 million for the same period in 1998. This represents an increase of approximately $43.5 million or 32.1%. The increase was primarily a result of the TWM, Multitrade, Russell Stull, and KTI Tire acquisitions discussed above which had total costs of operations of approximately $2.8 million. In addition, PERC's operating costs increased $1.8 million due to the costs associated with the planned outage and an increase in performance credits as a result of the amended Power Purchase Agreement ("PPA")and Waste Disposal agreements. These increases were offset by decreases at Timber as a result of an increase in tipping fee based material which reduces fuel costs and the elimination of costs associated with the brokerage sales discussed above at BioFuels.

         Residential Recycling Segment

         Cost of operations in this segment was approximately $8.5 million for 1999 and there was no cost of operations for the same period in 1998 since the acquisition of FCR was completed in the third quarter of 1998.

         Commercial Recycling Segment

         Cost of operations in this segment for the three months ended March 31, 1999 were approximately $20.8 million compared to approximately $18.0 million during the same period in 1998. This represents an increase of approximately $2.8 million. This increase is due primarily to the acquisition of NJ Fibers in August 1998 and was offset by lower purchase prices due to lower commodity prices and lower volumes at the commercial processing plants, during the first quarter of 199 versus the first quarter of 1998.

         Finished Products

         Cost of operations in this segment for the three months ended March 31, 1999 were approximately $11.6 million compared to approximately $1.5 million in 1998. The increase was primarily a result of the acquisitions discussed above and was partially offset by lower purchase prices at Manner due to decreases in plastics price in 1999.

OTHER ITEMS

         Selling, general and administrative expenses increased by approximately $2.0 million or 127.6% for the three months ended March 31,1999 compared to the same period in 1998. The increase is a result of selling, general and administrative costs added through acquisitions throughout 1998 and the addition of administrative staff to develop and install corporate-wide information systems; to develop and support a formal strategic planning and budgeting process; to support Company wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal information systems to identify revenue enhancement and cost savings programs in newly acquired entities.

         Interest expense increased approximately $2.2 million or 132.7% during 1999 compared to the same periods in 1998. These increases are related principally to increased borrowings on the Company's line of credit to fund several acquisitions, incremental interest expense on debt assumed as part of these acquisitions and the conversion of the Series B Preferred Stock to convertible debt. These increases were partially offset by lower interest rates at PERC as a result of the refinancing of the bonds payable and lower debt levels at Maine Energy.

         The cumulative effect of a change in accounting principle represents a change in the Company's method of accounting for start-up costs. The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company and receives certain of its cash flows from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with PERC's equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding subordinated debt balance of approximately $11.5 million as of March 31, 1999 before partners' cash distributions can begin (approximately $7.6 million of these notes are owned by the Company). TERI's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and TERI and liquidity and capital resources of each of Maine Energy, PERC and TERI independently.

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

         On July 10, 1998 KTI closed on a $150.0 million acquisition credit line. This line of credit can be utilized to fund acquisitions, capital expenditures and working capital. As of March 31, 1999, the Company was in default of a debt covenants. On May 12, 1999, the Company signed an amended agreement with KeyBank in which the covenants were amended. Management of the Company believes that the Company will remain in compliance with the amended agreement; although no assurances can be given in this regard.

         As of March 31, 1999, the Company had working capital of approximately $50.4 million (ratio of current assets to current liabilities of 2.11:1) and a cash balance of approximately $7.8 million which compared to working capital of approximately $42.9 million (a ratio of current assets to current liabilities of 2.03:1) and a cash balance of approximately $9.4 million at December 31, 1998. As of March 31,1999, the Company had working capital and cash on hand without regard to Maine Energy, PERC and TERI of approximately $19.9 million (ratio of current assets to current liabilities of 1.55:1) and approximately $3.2 million, respectively, which compared to working capital of approximately
$13.9 million (a ratio of current assets to current liabilities of 1.41:1) and a cash balance of approximately $3.9 million at December 31, 1998.

         As of March 31, 1999, the Company had approximately $22,000 available under the revolving credit agreement. Though management of the Company believes that cash flows from its subsidiaries will meet its current needs for working capital and capital expenditures, the ability of the Company to expand its current operations is dependent on cash flow from its subsidiaries. Management believes that the Company has the ability to access additional facilities to fund capital expenditures if needed; although no assurance can be given in this regard.

         The Company's ability to make future acquisitions is dependent on its ability to increase its line of credit. The ability to increase the line of credit is dependent on the Company's ability to raise additional equity or raise capital from financial instruments which are subordinated to the KeyBank credit line. Management believes that the Company has the ability to raise additional capital if needed; however, there can be no assurances that this can be accomplished at terms and conditions that would be acceptable to the Company.

         The Company and its subsidiaries, other than Maine Energy, PERC and TERI, at March 31, 1999 had current maturities of indebtedness of approximately $7.7 million, including borrowings under existing revolving credit facilities. During the three months ended March 31, 1999, the Company, other than Maine Energy, PERC and Timber Energy increased net borrowings on the Company's line of credit facilities by approximately $9.8 million, primarily for the refinancing of debt assumed from certain acquisitions, the funding of business operations and capital expenditures.

         In general, the Company's capital expenditures and working capital requirements have increased as a result of the Company's business strategy of growth through acquisitions. Management of the Company believes that cash flow from operations will meet its current needs for liquidity.

MAINE ENERGY

         Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was approximately $1.1 million for the three months ended March 31, 1999 compared to approximately $1.5 million during the same period in 1998. Maine Energy's capital expenditures were approximately $0.3 million and $0.5 million during the three months ended March 31, 1999 and 1998, respectively.

         As of March 31, 1999 and December 31, 1998, Maine Energy had operating cash of approximately $1.4 million and $2.4 million, respectively, and as required under the terms of the credit agreement underlying its letter of credit, Maine Energy had on account an additional approximately $6.0 million and $6.0 million, respectively, of cash reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements. As of March 31, 1999, Maine Energy had total indebtedness of approximately $11.5 million.

         Management of the Company believes Maine Energy's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for Maine Energy for the remainder of 1999 are expected to be approximately $0.7 million.

PERC

         PERC has financed its operations and capital expenditures primarily by cash flow from operations. Cash provided by operations was approximately $1.3 million for the three months ended March 31, 1999 compared to approximately $2.0 million in the same period in 1998. PERC's capital expenditures were approximately $0.6 million and $0.1 million during the three months ended March 31, 1999 and 1998, respectively.

         On June 26, 1998 KTI completed a major restructuring of the various contracts and obligations of PERC, which included refinancing PERC's tax exempt bonds. The refinancing was made possible through the sale of approximately $45.0 million in Electric Rate Stabilization Revenue Refunding Bonds issued by the Finance Authority of Maine ("FAME") ("Revenue Bonds"). The proceeds, plus certain funds from operations were utilized to repay the outstanding bonds. The interest rate on the Revenue Bonds ranges from 3.75% for one-year bonds to 5.20% for 20-year term bonds. The refinancing reduced PERC's debt service costs while extending its payment obligation over 20 years.

         As of March 31, 1999, in addition to PERC's operating cash of approximately $2.6 million, PERC, as required under the terms of the trust indenture governing the Revenue Bonds, had on account an additional approximately $15.4 million of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

         Company management believes PERC's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. PERC plans capital expenditures for the remainder of 1999 of approximately $1.1 million which principally has been set aside in the above-mentioned reserve accounts.

TERI

         TERI has financed its operations and capital expenditures primarily by cash flows from operations. Cash provided by operations was approximately $0.9 million for the three months ended March 31, 1999 compared to approximately $0.8 million during the same period in 1998. TERI's capital expenditures were approximately $132,000 for the three months ended March 31, 1999 compared to approximately $67,000 during the same period in 1998.

         TERI has two 1997 Industrial Development Revenue Bond issues (the "1997 Bonds") outstanding that carry interest at a fixed rate of 7% and have annual sinking fund payments due each December 1 with a final payment due December 1, 2002. As of March 31, 1999, TERI had approximately $11.6 million outstanding in 1997 Bonds.

         As of March 31, 1999 and December 31, 1998, in addition to TERI's operating cash of approximately $0.7 million and $0.8 million, respectively, TERI, as required under the terms of its the 1997 Bonds, had on account approximately $2.9 and $2.1 million, respectively, of cash reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements.

         Management believes TERI's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for TERI for the remainder of 1999 are expected to be approximately $0.3 million. TERI intends to finance the requirements through cash flow from operations.

TAX LOSS CARRYFORWARDS

         At March 31, 1999, the Company had net operating loss carryforwards of approximately $51.0 million for income tax purposes that expire in years 2002 through 2018 and are subject to the limitations as described below. In addition, the Company has general business credit carryforwards of approximately $0.5 million that expire in the years 1999 through 2006 and alternative minimum tax credit carryforwards of approximately $0.9 million that are not subject to limitation.

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

         During 1994, such a change in ownership of the Company occurred. As a result of the change, the Company's ability to utilize its net operating loss carryforwards and general business credits will be limited to approximately $1.2 million of taxable income, or approximately $0.4 million of equivalent credit per year. This limitation may be increased if the Company recognizes a gain on the disposition of an asset which had a fair market value greater than its tax basis on the date of the ownership change.

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

         At March 31, 1999, there were no pending governmental environmental enforcement proceedings where the Company, Maine Energy, PERC or TERI believe potential monetary sanctions will exceed $0.1 million. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the plants, equipment, and vehicles of the Company, Maine Energy, PERC or any other operating subsidiary of the Company based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would have a negative impact on the Company's business and operations and could have a material adverse impact on the Company's financial results.

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

         The Company has contacted its customers and vendors and has received letters from each of its applications vendors stating that the majority of the Company's information technology systems, such as accounting, data processing, plant operations systems and telephone/PBX systems, are Year 2000 compliant. Several insignificant software applications representing 20% of the Company's applications are not Year 2000 compliant. They are scheduled to be replaced or upgraded by Year 2000 compliant versions of the applications from the vendor by the end of the third quarter of 1999. The Company has also begun an assessment of its non-information technology systems, such as its security systems and telephones, to determine if they are Year 2000 compliant. The Company has initiated formal communications with the vendors of its remaining non-information technology systems. Based on its assessment to date, the Company is not aware that any of its non-information technology systems will not be Year 2000 compliant prior to the Year 2000.

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

The following table summarizes the status of the Company's Year 2000 compliance program:

                     ASSESSMENT        REMEDIATION             TESTING                  IMPLEMENTATION
                     ----------        -----------             -------                  --------------
Information          95% Complete      75% Complete            75% Complete             75% Complete
Technology
                                       Expected completion     Expected completion      Expected completion
                                       date, September 1999    date, September 1999     date, September 1999

Operating            90% Complete      85% Complete            85% Complete             85% Complete
Equipment with
Embedded Chips or                      Expected completion     Expected completion      Expected completion
Software                               date, June 1999         date, June 1999          date, June 1999

3rd Party            80% Complete      80% Complete for        80% Complete for         80% Complete for system
                     for system        system interface.       system interface.        interface.
                     interface.  66%
                     Complete for      Develop contingency     Expected completion      Expected completion
                     all other         plans as appropriate,   date for system          date for system
                     material          June 1999.              interface work, June     interface work, June
                     exposures.                                1999                     1999

                     60% Complete                                                       Implement contingency
                     Expected                                                           plans or other
                     completion date                                                    alternatives as
                     for surveying                                                      necessary, August 1999.
                     all remaining
                     third parties,
                     June 1999

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

         To date, the Company has utilized internal resources to reprogram, or replace, test, and implement the software and hardware modifications for Year 2000. The only costs incurred by the Company have been the salary costs of its internal staff of four. To date, the Company has incurred approximately $0.1 million (30% expensed and 70% capitalized for new systems and equipment), related to all phases of the Year 2000 project. The Company estimates that the remaining project costs will be less than $0.1 million for the purchase of new software and hardware and approximately $0.1 million of internal resources. Although at the current time, the Company expects that it will be able to complete its Year 2000 compliance program using only internal resources, there can be no assurance that the Company will not require external resources to complete its Year 2000 compliance program.

         The most significant risk identified by the Company is the inability of the power plants to generate electric power. The Company has received assurances that the process control systems will be Year 2000 compliant with the installation of new hardware components. The Company will perform a complete test of the systems during the planned outage periods that are to be completed by the end of the third quarter of 1999. In addition, the Company has developed contingency plans for this risk as well as other internal and external applications which involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. The impact of this risk could include default under the respective PPA with customers and a loss of electric power revenue. The Company is unable to reasonably estimate the impact of this risk; however, there can be no guarantee that this risk will not have a material adverse effect on the Company. There is also no guarantee that the Company has identified all the significant risks associates with Year 2000 compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

         Recent accounting pronouncements which are not required to be adopted at March 31, 1999, include the following Statement of Financial Accounting Standards ("SFAS") and the American Institute of Certified Public Accountants Statements of Position ("SOP"):

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company currently utilizes no material derivative financial instruments which expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its debt. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at March 31, 1999 by expected maturity dates. Weighted average variable rates are based on forward rates in United States Government Treasury Constant Maturities at March 31, 1999. Forward rates should not be considered a predictor of actual future interest rates.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                 (IN THOUSANDS)

                              1999         2000          2001         2002         2003      THEREAFTER    FAIR VALUE
                            --------     --------      --------     --------     --------     ---------     --------
Fixed Rate Debt             $  3,943     $  5,979      $  5,128     $  6,772     $  2,091     $  49,950     $ 74,436
Average Interest Rate           6.42%        6.36%         6.92%        6.27%        6.29%         5.06%

Variable Rate Debt                       $  4,000      $155,762                                             $159,762
Average Interest Rate                        8.86%         8.91%

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

         The Equal Employment Opportunity Commission has filed a lawsuit against FCR Tennessee, Inc., a subsidiary of FCR, in the District Court for the Western District of Tennessee, Western Division, alleging sexual harassment by two managers and a sexually hostile work environment. The complaintants seek compensation for past and future pecuniary and non-pecuniary losses as well as punitive damages and potential reinstatement of employment for Valerie L. Jacobs. FCR has retained counsel to defend this suit and has reported the lawsuit to FCR's Directors & Officers insurance carrier. Management is currently reviewing the lawsuit. The plaintiffs have demanded $105,000 and the Company has offered $30,000 in settlement. No agreement on settlement has been reached.

         On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of the Company, filed a lawsuit against the Company in the U.S. District Court for the District of New Jersey. The suit alleges breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with the Company. The suit also alleges that the Company inaccurately reported its financial results for the first quarter of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser is seeking damages for salary, bonus and other payments, including severance, and damages from his sale of approximately 50,000 shares of Common Stock resulting from the Company's allegedly inaccurate financial reports. Mr. Kaiser is also seeking a declaratory judgment that, upon closing of the Company's proposed merger with Casella, the change of control provision entitles him to receive two years' salary and to exercise 132,000 unvested options for the Company's Common Stock.

         C.H. Lee, a former employee of FCR and a former majority shareholder of Resource Recycling, Inc. ("RRI"), instigated arbitration proceedings in Charlotte, North Carolina against the Company, FCR and FCR Plastics, Inc. ("FCR Plastics") in connection with the acquisition of RRI by FCR. Mr. Lee alleges that FCR and FCR Plastics acted to frustrate the "earn-out" provisions of the acquisition agreement and thereby precluded Mr. Lee from receiving or alternatively, reduced the sums to which he was entitled to receive. He also alleges that FCR and FCR Plastics wrongfully terminated his employment agreement. The claim for arbitration alleges direct charges in excess of $5.0 million and request punitive damages, treble damages and attorneys fees. The Company, FCR and FCR Plastics have responded to the demand, denying liability and filed a counterclaim for $1.0 million for misrepresentations. The Company believes it has meritorious defenses to these claims

         On or about April 26, 1999, Salvatore Russo purported to have filed an action in the U.S. District Court, District of New Jersey against the Company and two of its principal officers, Ross Pirasteh and

Martin J. Sergi, on behalf of all stockholders who purchased common stock of the Company from May 4, 1998 through and including August 14, 1998. The complaint alleges that the defendants made material misrepresentations in the Company's Form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning its allowance for doubtful accounts and net income. The plaintiff is seeking undisclosed damages. The Company believes it has meritorious defenses to the complaint.

         Dennis McDonnell filed a lawsuit dated April 6, 1999 against U.S. Fiber, Inc., a subsidiary of FCR. Mr. McDonnell, a former employee of U.S. Fiber, Inc. seeks a declaratory judgment regarding his rights and obligations under an Employment Non-Competition Agreement and an Employment Agreement that he previously had signed with two corporations that subsequently were merged with and into U.S. Fiber, Inc. The Company is defending the suit and believes it has meritorious defenses.

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

              Not applicable

ITEM 5.       OTHER INFORMATION

              Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Five reports on Form 8-K were filed in the first quarter of 1999. The following is a list of the Forms 8-K filed and the dates thereof.

                  (i) A Form 8-K was filed on January 6, 1999 reporting that the Company purchased a 9.6% limited partnership interest in Maine Energy from CNA Realty Corp. for $2.4 million in cash on December 30, 1998. The Company also purchased approximately $6.34 million par amount Maine Energy 12% subordinated note from CNA Realty Corp. The total purchase price was approximately $6.5 million which included the par amount plus accrued and unpaid interest.

                  (ii) A Form 8-K was filed on January 13, 1999 reporting that the Company entered into an Agreement and Plan of Merger with Casella Waste Systems, Inc. ("Casella") in which the KTI shareholders would receive .91 shares of Casella common stock for each share of KTI common stock. The closing is subject to approval by the stockholders of the companies, antitrust clearance, and qualification of the merger as a tax-free pooling of interest.

                  (iii) A Form 8-K was filed on January 15, 1999 reporting that the Company purchased 1,730,056 shares of common stock in Oakhurst Company, Inc. ("OCI") for $865,000 in cash. In connection with this transaction, the Company transferred its ownership interest in New Heights Recovery & Power, LLC ("New Heights") to a subsidiary of OCI. The Company also agreed to loan New Heights up to $1.8 million to fund operating expenses.

                  (iv) A Form 8-K was field on January 21, 1999 which included the Agreement and Plan of Merger among the Company, Casella and Rutland Acquisition Sub, Inc.

                  (v) A Form 8-K was filed on February 10, 1999 reporting that on January 27, 1999 the Company purchased all the stock of eight of the AFA Group, Inc. companies (collectively, the "AFA Group"). As consideration for the stock of the AFA Group, the Company issued 460,000 shares of its common stock.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    KTI, Inc.
                                    (Registrant)



                                    By: /s/ Martin J. Sergi
                                        ----------------------------------
                                        Name:  Martin J. Sergi
                                        Title: President


                                    By: /s/ Brian J. Noonan
                                        ----------------------------------
                                        Name:  Brian J. Noonan
                                        Title: Chief Financial Officer
                                               (Principal Accounting Officer)


Date: May 17, 1999