Form 10-Q
period 1999-06-30
KTI INC
filed 1999-08-16
CIK 931581

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

For the quarterly period ended  June 30, 1999


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

(201) 854-7777
(Registrant's telephone number including area code)


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

       Common Stock, No Par Value      13,916,238 Shares as of August 13, 1999

                                TABLE OF CONTENTS




Item Number and Caption                                                                           Page Number
-----------------------                                                                           -----------
PART I

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998                3
           Consolidated Statements of Operations (unaudited) for the three and six months
             ended June 30, 1999 and 1998                                                                4
           Consolidated Statements of Changes in Stockholders' Equity for the six
             months ended June 30, 1999 (unaudited) and the year ended December 31, 1998                 5
           Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30,
             1999 and 1998                                                                               6
           Notes to Consolidated Financial Statements                                                    8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                 14
Item 3.  Qualitative and Quantitative Disclosure about Market Risk                                      22

PART II

Item 1.  Legal Proceedings                                                                              23
Item 2.  Changes in Securities                                                                          24
Item 3.  Defaults Upon Senior Securities                                                                24
Item 4.  Submission of Matters to a Vote of Security Holders                                            24
Item 5.  Other Information                                                                              24
Item 6.  Exhibits and Reports on Form 8-K                                                               24

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                                       JUNE 30,       DECEMBER 31,
                                                                                         1999             1998
                                                                                       ---------      ------------
                                                                                      (UNAUDITED)
                                  ASSETS
Current Assets
     Cash and cash equivalents                                                         $   5,391        $  9,426
     Restricted funds                                                                     21,053          19,088
     Accounts receivable, net of allowances of
         $1,343 and $1,313                                                                38,754          29,272
     Consumables and spare parts                                                           5,012           4,483
     Inventory                                                                             8,011           4,866
     Notes receivable - officers/shareholders and affiliates                                 115           1,858
     Other receivables                                                                     2,836           4,158
     Deferred taxes                                                                        3,483           4,832
     Other current assets                                                                  4,011           3,370
                                                                                       ---------        --------
         Total current assets                                                             88,666          81,353

Restricted funds                                                                           4,177           4,350
Notes receivable - officers/shareholders and affiliates                                    6,469           1,534
Other receivables                                                                          2,476           3,025
Deferred costs, net of accumulated amortization
     of $1,623 and $1,610                                                                  5,452           5,268
Goodwill and other intangibles, net of accumulated amortization
     of $6,056 and $3,492                                                                124,695         117,878
Other assets                                                                               7,275           6,167
Deferred taxes                                                                             1,366
Property, equipment and leasehold improvements, net of
     accumulated depreciation and amortization of $34,588 and $26,873                    206,715         203,391
                                                                                       ---------        --------

     Total assets                                                                      $ 447,291        $422,966
                                                                                       =========        ========

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                  $  19,109        $ 14,940
     Accrued expenses                                                                     16,389           9,313
     Debt, current portion                                                               161,436           9,775
     Other current liabilities                                                               224           4,499
                                                                                       ---------        --------
         Total current liabilities                                                       197,158          38,527

Other liabilities                                                                          1,382           4,227
Debt, less current portion                                                                69,869         202,153
Minority interest                                                                         20,940          19,526
Deferred revenue                                                                          30,830          33,871
Deferred taxes                                                                                             2,662
Convertible subordinated notes                                                             6,770           6,770

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized; none outstanding
Common stock, no par value (stated value $.01 per share); authorized 40,000,000 in 1999 and 1998, respectively; issued and outstanding: 13,916,238 in 1999,
     13,266,204 in 1998                                                                      139             133
Additional paid-in capital                                                               126,396         115,026
Retained earnings (deficit)                                                               (6,193)             71
                                                                                       ---------        --------
Total stockholders' equity                                                               120,342         115,230
                                                                                       ---------        --------
     Total liabilities and stockholders' equity                                        $ 447,291        $422,966
                                                                                       =========        ========

     See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------     -------------------------------
                                                                    1999               1998             1999               1998
                                                                ------------        -----------     ------------        -----------


Revenues                                                        $     66,218        $    49,458     $    133,195        $    87,090
Cost of operations                                                    58,036             34,799          112,253             65,432
                                                                ------------        -----------     ------------        -----------
     Gross Profit                                                      8,182             14,659           20,942             21,658

Selling, general and administrative                                    6,230              2,031           12,072              3,113
Restructuring charge                                                   2,971                               3,719
Asset impairment charge                                                3,000                               3,000
                                                                ------------        -----------     ------------        -----------
     Income (loss) from operations                                    (4,019)            12,628            2,151             18,545

Interest expense, net                                                  5,319              1,550            9,053              3,060
Loss on sale of business                                                 444                                 444
Equity loss in subsidiary                                                214                                 294
Other charges                                                            131                                 131
Other expense, net                                                        72                                 123
                                                                ------------        -----------     ------------        -----------
     Income (loss) before minority interest,
     provision (benefit) for income
     taxes, extraordinary item and cumulative
     effect of change in accounting principle                        (10,199)            11,078           (7,894)            15,485

Minority interest                                                        398              2,509              990              3,578
                                                                ------------        -----------     ------------        -----------
     Income (loss) before provision (benefit)
     for income taxes, extraordinary
     item and cumulative effect of change in
     accounting principle                                            (10,597)             8,569           (8,884)            11,907

Provision (benefit) for income taxes                                  (3,466)             3,347           (2,678)             4,693
                                                                ------------        -----------     ------------        -----------
     Income (loss) before extraordinary
     item and cumulative effect of
     change in accounting principle                                   (7,131)             5,222           (6,206)             7,214

Extraordinary item                                                                          495                                 495
                                                                ------------        -----------     ------------        -----------
     Income (loss) before cumulative effect
     in change in accounting principle                                (7,131)             4,727           (6,206)             6,719

Cumulative effect of change in accounting principle                                                           58
                                                                ------------        -----------     ------------        -----------
     Net income (loss)                                                (7,131)             4,727           (6,264)             6,719

Accretion and accrued and paid dividends on preferred stock                                 469                                 978
                                                                ------------        -----------     ------------        -----------

     Net income (loss) available to common shareholders         $     (7,131)       $     4,258     $     (6,264)       $     5,741
                                                                ============        ===========     ============        ===========

Earnings per common share:
Basic:
     Income (loss) before extraordinary item and cumulative
      effect of change in accounting principle                  $      (0.51)       $      0.49     $      (0.45)       $      0.66
     Extraordinary item                                                                    0.05                                0.05
     Cumulative effect of change in accounting principle                                                    0.01
                                                                ------------        -----------     ------------        -----------
     Net income (loss)                                          $      (0.51)       $      0.44     $      (0.46)       $      0.61
                                                                ============        ===========     ============        ===========

     Weighted average number of shares used in computation        13,916,238          9,614,163       13,818,290          9,424,451
                                                                ============        ===========     ============        ===========

Diluted:
     Income (loss) before extraordinary item and cumulative
      effect of change in accounting principle                  $      (0.51)       $      0.42     $      (0.45)       $      0.55
     Extraordinary item                                                                    0.04                                0.04
     Cumulative effect of change in accounting principle                                                    0.01
                                                                ------------        -----------     ------------        -----------
     Net income (loss)                                          $      (0.51)       $      0.38     $      (0.46)       $      0.51
                                                                ============        ===========     ============        ===========

     Weighted average number of shares used in computation        13,916,238         12,344,172       13,818,290         12,275,785
                                                                ============        ===========     ============        ===========

     See accompanying notes.

                                    KTI, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                SERIES A                      SERIES B
                                                             PREFERRED STOCK               PREFERRED STOCK
                                                     ---------------------------        -----------------------
                                                        SHARES           AMOUNT          SHARES         AMOUNT
                                                     -----------        --------        --------       --------

Balance at December 31, 1997                             447,500        $  3,732         856,000       $ 21,400
    Net income
    Accretion of preferred stock                                              42
    Issuance of common stock and common
     stock purchase warrants for:
       Exercise of options
       Exercise of warrants
       Non-employee director's compensation
       Conversion of preferred stock:
         Series A                                       (447,500)         (3,774)
         Series B                                                                       (856,000)       (21,400)
       Conversion of debt
       Employee savings plan contribution
       Business combinations
    Tax benefit realized from stock option
    transactions
    Dividends paid on Series B Preferred Stock
    Additional costs related to preferred
    stock issuances
                                                     -----------        --------        --------       --------
Balance at December 31, 1998
    Net loss
    Issuance of common stock for:
       Exercise of options
       Exercise of warrants
       Business combinations
                                                     -----------        --------        --------       --------
Balance at June 30, 1999 (unaudited)
                                                     ===========        ========        ========       ========

                                                                                   ADDITIONAL
                                                         COMMON STOCK              ADDITIONAL     RETAINED
                                                    -------------------------       PAID-IN       EARNINGS
                                                     SHARES           AMOUNT        CAPITAL       (DEFICIT)       TOTAL
                                                    ----------       --------       --------       -------       --------

Balance at December 31, 1997                         8,912,630       $     89        $52,762       $(5,243)       $72,740
    Net income                                                                                       6,718          6,718
    Accretion of preferred stock                                                         (42)
    Issuance of common stock and common
     stock purchase warrants for:
       Exercise of options                             235,682              2          1,894                        1,896
       Exercise of warrants                            411,894              4          1,648                        1,652
       Non-employee director's compensation                                              205                          205
       Conversion of preferred stock:
         Series A                                      447,500              4          3,770
         Series B                                       25,531              1            300                      (21,099)
       Conversion of debt                            1,283,399             13         15,686                       15,699
       Employee savings plan contribution                4,215                            41                           41
       Business combinations                         1,945,353             20         38,122                       38,142
    Tax benefit realized from stock option
    transactions                                                                         738                          738
    Dividends paid on Series B Preferred Stock                                                      (1,404)        (1,404)
    Additional costs related to preferred
    stock issuances                                                                      (98)                         (98)
                                                    ----------       --------       --------       -------       --------
Balance at December 31, 1998                        13,266,204            133        115,026            71        115,230
    Net loss                                                                                        (6,264)        (6,264)
    Issuance of common stock for:
       Exercise of options                              20,552                           161                          161
       Exercise of warrants                             19,482                           193                          193
       Business combinations                           610,000              6         11,016                       11,022
                                                    ----------       --------       --------       -------       --------
Balance at June 30, 1999 (unaudited)                13,916,238       $    139       $126,396       $(6,193)      $120,342
                                                    ==========       ========       ========       =======       ========


See accompanying notes.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                  Six Months ended June 30,
                                                                  -------------------------
                                                                    1999            1998
                                                                  --------        --------
OPERATING ACTIVITIES
Net income (loss)                                                 $ (6,264)       $  6,719
Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Asset impairment charge                                          3,000
    Extraordinary item                                                                 495
    Cumulative effect of change in accounting principle                 58
    Depreciation and amortization                                   10,443           5,065
    Minority interest, net of distributions                          1,414           2,071
    Loss on sale of business                                           444
    Equity loss in subsidiary                                          294
    Deferred revenue                                                (3,041)         (3,026)
    Deferred income taxes                                           (2,890)          2,615
    Provision for losses on accounts receivable                         45             570
    Interest accrued and capitalized on debt                           114             701
    Security received for sale of power                                             (7,386)
    Other non-cash charges                                             910              11
    Changes in operating assets and liabilities:
      Accounts receivable                                           (8,828)            879
      Consumables, spare parts and inventory                        (1,508)           (712)
      Other receivables                                                914            (320)
      Other assets                                                  (4,600)            258
      Accounts payable and accrued expenses                          8,563          (3,854)
      Other liabilities                                             (5,620)          4,078
                                                                  --------        --------
Net cash provided by (used in) operating activities                 (6,552)          8,164

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements         (6,379)         (4,183)
Proceeds from sale of assets                                            27              33
Net change in restricted funds                                      (1,792)         (1,031)
Proceeds from sale of business                                       1,757
Purchase of businesses, net of cash acquired                          (150)        (15,289)
Notes receivable--officers/shareholders and affiliates              (2,936)           (492)
                                                                  --------        --------
Net cash used in investing activities                               (9,473)        (20,962)

FINANCING ACTIVITIES
Deferred financing costs                                                            (2,995)
Proceeds from issuance of debt                                                      46,995
Net borrowings on lines of credit                                   12,414          19,267
Proceeds from other borrowings                                       3,259
Proceeds from sale of common stock                                     354           2,359
Dividends paid                                                                        (936)
Principal payments on debt                                          (4,037)        (53,046)
                                                                  --------        --------
Net cash provided by financing activities                           11,990          11,644
                                                                  --------        --------
Decrease in cash and cash equivalents                               (4,035)         (1,154)
Cash and cash equivalents at beginning of period                     9,426          11,181
                                                                  ========        ========
Cash and cash equivalents at end of period                        $  5,391        $ 10,027
                                                                  ========        ========

                                                              -Continued-

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                             Six Months ended June 30,
                                                                             -------------------------
                                                                                1999           1998
                                                                              --------        -------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                 $ 10,909        $ 2,563
Taxes paid                                                                       1,128

NON CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation entered into for lease of equipment                       241
Purchase of businesses and additional partnership interest, net of cash acquired:
  Working capital, net of cash acquired                                            111            101
  Property, equipment and leasehold improvements                                 8,621         11,528
  Purchase price in excess of net assets acquired                                7,863          6,873
  Other assets                                                                                    104
  Non-current liabilities                                                        5,423          3,317
  Common stock issued                                                           11,022


See accompanying notes

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                  JUNE 30, 1999

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The municipal solid waste ("MSW") market in Maine, which provides material to the waste-to-energy segment, is seasonal, with one-third more MSW generated in the summer months than is generated during the rest of the year. The Residential and Commercial Recycling segments experience increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the Residential Recycling segment operates facilities in Florida which experience increased volumes of recyclable materials during the winter months followed by decreases in the summer months in connection with seasonal changes in population. Operating results for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain 1998 financial information contained herein has been reclassified to conform with the 1999 presentation.

2.  MERGER AND ACQUISITIONS

         On May 12, 1999, KTI, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Casella Waste Systems, Inc., ("Casella") a publicly-owned company engaged in the waste services industry. The merger will be completed through the exchange of all of the shares of the Company's common stock for shares of Casella's Class A common stock based on an exchange ratio specified in the Amended Merger Agreement. In addition, all of the Company's outstanding and unexercised stock options and stock purchase warrants will be converted into similar rights to acquire Casella's Class A common stock under the same terms and conditions and the same exchange ratio. Subsequent to the completion of the merger the current Casella stockholders will own a majority of the combined company. Under the terms of the Merger Agreement, Casella is required to file a registration statement with the Securities and Exchange Commission to register the shares of its Class A common stock to be issued in the merger. The merger is subject to, among other things, approval of the Company's and Casella's stockholders. No assurance can be given that the conditions of the merger will be satisfied or that the merger will be consummated. Upon consummation of the merger, the Company will pay fees to its investment bankers and recognize certain other merger related costs which have been deferred.

         On March 31, 1999 and May 19, 1999, pursuant to the Second Amended, Restated and Extended Waste Disposal Agreement among PERC and the municipalities named therein, the municipalities made capital contributions to Penobscot Energy Recovery Company, Limited Partnership ("PERC"), which were recorded as additional minority interest, totaling $730 and $240, respectively, in exchange for 1.31% and 0.43%, respectively, of limited partnership interest in PERC.

         On January 27, 1999 the Company completed its acquisition of AFA Group, Inc. and subsidiaries ("AFA"), an integrated wood waste processing and hauling business located in Newark, New Jersey. Payment of the aggregate purchase price, including all direct costs, of $9,682 consisted of (i) 460,000 shares of the Company's common stock valued at $20.70 per share (based on the closing price of the common stock on the date of announcement) and (ii) $150 in cash. This acquisition was accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets of $6,363 has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

3.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                 THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                                    1999              1998                1999            1998
                                                                ------------      ------------        ------------     -----------
Numerator:
   Net income (loss)                                            $     (7,131)     $      4,727        $     (6,264)    $     6,719
   Preferred stock dividends                                                               469                                 936
   Accretion of preferred stock                                                                                                 42
                                                                ------------      ------------        ------------     -----------
   Numerator for basic earnings per share-net income (loss)
     available to common stockholders                                 (7,131)            4,258              (6,264)          5,741
   Effective of dilutive securities:
     Preferred stock dividends                                                             469                                 936
     Accretion of preferred stock                                                                                               42
                                                                ------------      ------------        ------------     -----------

   Numerator for diluted earnings per share-net income
   (loss) available to common stockholders after assumed
   conversions                                                  $     (7,131)     $      4,727        $     (6,264)    $     6,719
                                                                ============      ============        ============     ===========

Denominator:
   Denominator for basic earnings per share-weighted
    average shares                                                13,916,238         9,614,163          13,818,290       9,424,451
   Effect of dilutive securities:
    Employee stock options(1)                                                          559,010                             498,330
    Warrants(1)                                                                        349,722                             432,574
    Convertible preferred stock(1)                                                   1,821,277                           1,920,430
                                                                ------------      ------------        ------------     -----------
    Dilutive potential common shares
    Denominator for diluted earnings per share-adjusted
     weighted-average shares and assumed conversions              13,916,238        12,344,172          13,818,290      12,275,785
                                                                ============      ============        ============     ===========
Net income (loss) per share-Basic                               $      (0.51)     $       0.44        $      (0.46)    $      0.61
                                                                ============      ============        ============     ===========
Net income (loss) per share-Diluted                             $      (0.51)     $       0.38        $      (0.46)    $      0.51
                                                                ============      ============        ============     ===========
(1) The employee stock options and warrants outstanding during the year and the convertible subordinated notes payable are anti-dilutive in 1999.

4.  CONTINGENCIES

         The Company is a defendant in a consolidated purported class action, which alleges violations of certain sections of the federal securities laws. The Company believes the allegations are without merit and intends to defend the litigation vigorously.

         Two lawsuits have been filed against a subsidiary of the Company alleging fraud and tortious interference. The actions are based on two contracts between the plaintiff and the subsidiary, which contracts require all disputes to be resolved by arbitration. Arbitration proceedings have commenced. The Company believes it has meritorious defenses to the allegations.

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

5.  SEGMENT REPORTING

         The Company operated in the business segments as indicated below.

THREE MONTHS ENDED JUNE 30, 1999        WASTE-TO-ENERGY      COMMERCIAL     FINISHED PRODUCTS     RESIDENTIAL
                                                             RECYCLING                             RECYCLING
                                        ---------------      ----------     -----------------     -----------
Revenues
   Unaffiliated customers                  $ 26,840          $ 19,290           $ 14,061            $ 5,994
   Intersegment revenues                         56                                   52              3,888
Segment Profit (Loss)                         4,277           (3,937)            (1,049)              (325)
Depreciation and Amortization                 2,663               502                876              1,066
Capital Expenditures                          1,615               347                982                168

SIX MONTHS ENDED JUNE 30, 1999          WASTE-TO-ENERGY      COMMERCIAL     FINISHED PRODUCTS     RESIDENTIAL
                                                             RECYCLING                             RECYCLING
                                        ---------------      ----------     -----------------     -----------
Revenues
   Unaffiliated customers                  $ 51,232          $ 40,428           $ 26,406           $ 15,081
   Intersegment revenues                         89                                   83              4,636
Segment Profit (Loss)                        10,588           (3,622)              (263)                234
Depreciation and Amortization                 5,154             1,110              1,697              1,978
Identifiable Assets                         247,956            48,070             62,827             70,729
Capital Expenditures                          2,744               662              2,385                552

THREE MONTHS ENDED JUNE 30, 1998        WASTE-TO-ENERGY      COMMERCIAL     FINISHED PRODUCTS     RESIDENTIAL
                                                             RECYCLING                             RECYCLING
                                        ---------------      ----------     -----------------     -----------
Revenues
   Unaffiliated customers                   $ 28,126          $ 13,461            $ 2,546            $ 1,496
   Intersegment revenues                       2,603                24                136              1,135
Segment Profit (Loss)                          9,857              (667)               (36)               232
Depreciation and Amortization                  2,085               255                 25                224
Capital Expenditures                             789               526

SIX MONTHS ENDED JUNE 30, 1998          WASTE-TO-ENERGY      COMMERCIAL     FINISHED PRODUCTS     RESIDENTIAL
                                                             RECYCLING                             RECYCLING
                                        ---------------      ----------     -----------------     -----------
Revenues
   Unaffiliated customers                   $46,419          $ 29,493            $ 4,172            $ 3,162
   Intersegment revenues                      5,187                24                244              2,102
Segment Profit (Loss)                        15,498             (348)                223                628
Depreciation and Amortization                 4,039               506                 50                431
Identifiable Assets                         219,934            30,785              1,883             10,783
Capital Expenditures                          2,415             1,751                  2

The segment reporting detailed above reconciles to consolidated revenues and income before provision (benefit) for income taxes, extraordinary item and cumulative effect of a change in accounting principal as follows:

                                                     THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                     ---------------------------      -------------------------
                                                        1999            1998             1999            1998
                                                      --------        --------        ---------        --------
REVENUES
Total unaffiliated customers revenue for
reportable segments                                   $ 66,185        $ 45,629        $ 133,147        $ 83,246
Holding company revenues                                    33           3,829               48           3,844
Intersegment revenues for reportable segments            3,996           3,898            4,808           7,557
Elimination of intersegment revenues                    (3,996)         (3,898)          (4,808)         (7,557)
                                                      --------        --------        ---------        --------
Total consolidated revenues                             66,218          49,458          133,195          87,090
                                                      ========        ========        =========        ========

PROFIT AND LOSS
Total segment profit (loss) for reportable
segments                                                (1,034)          9,386            6,937          16,001
Holding company segment profit (loss)                   (2,985)          3,242           (4,786)          2,544
                                                      --------        --------        ---------        --------
Total segment profit (loss)                             (4,019)         12,628            2,151          18,545
Unallocated amounts:
  Interest expense, net                                  5,319           1,550            9,053           3,060
  Other expenses, net                                      861                              992
  Minority interest                                        398           2,509              990           3,578
                                                      ========        ========        =========        ========
Income (loss) before provision (benefit) for
income taxes, extraordinary item and cumulative
effect of change in accounting principle              $(10,597)       $  8,569        $  (8,884)       $ 11,907
                                                      ========        ========        =========        ========

                                                                           JUNE 30,
                                                                             1999
                                                                          ---------
ASSETS
Total identifiable assets for reportable segments                         $ 429,582
Holding company assets                                                       17,709
                                                                          ---------
Total consolidated assets                                                 $ 447,291
                                                                          =========


6.  IMPAIRMENT OF COMMERCIAL RECYCLING LONG-LIVED ASSETS

         On June 1, 1999, the Company completed the sale of its commercial recycling facility located in Franklin Park, Illinois and recorded a loss of approximately $444.

         As a result of this loss and the continued poor operating performance of this segment, the Company initiated an impairment review of the long-lived assets, including goodwill, in the Commercial Recycling segment. A revised operating plan for each of the remaining facilities in the Commercial Recycling segment was developed. While revenues are stable, the Commercial Recycling segment continues to operate at levels of profitability, which are significantly below the levels anticipated when the acquisitions were completed. In addition, with the continued consolidation of the solid waste industry and the continued focus on the disposal aspects of this industry, the possibility of selling these facilities for amounts approximating their carrying value is remote.

         The Company determined that the estimated future undiscounted cash flows for the KTI Recycling of New Jersey ("Newark Plant") facility were below the carrying value of the related equipment and leasehold improvements. The Company adjusted the carrying value of the related equipment and leasehold improvements of the Newark Plant by approximately $3,000 to their estimated fair value of approximately $1,142. The fair value of the long-lived assets was based on the expected cash flows discounted at a rate commensurate with the risk involved.

7.  PLANT CONSOLIDATION, RESTRUCTURING AND OTHER UNUSUAL ITEMS

         In April 1999, FCR, Inc., a subsidiary of the Company, signed a new agreement with a municipality to operate a material recovery facility in Charlotte, North Carolina. As part of this agreement, the Company committed to relocate the cellulose insulation plant located in Ronda, North Carolina to the material recovery facility in Charlotte. This secures the supply of raw material for the cellulose insulation plant and provides additional cost savings from the integration of recycling and the manufacturing of cellulose insulation into one facility. As a result, the Company developed an exit plan for the closing of the plant in Ronda, North Carolina and began the construction of the new cellulose insulation plant during the second quarter. The Company recorded a restructuring charge of approximately $1,205, which consisted primarily of the write-down of equipment and leasehold improvements and an accrual for the remaining payments under the noncancelable lease of the Ronda facility, in the second quarter.

         During the second quarter, the Company reached agreement with an employee to restructure the amounts paid under an employment contract. The Company recorded a restructuring charge of approximately $320 relating to amounts due under the revised contract.

         In June 1999, the Company initiated a plan to close the Residential Recycling Segment's material recovery facility located in Howes Cave, New York and process the materials from this facility at another Residential Recycling Segment facility. The Company recorded a restructuring charge of $514, which consisted primarily of the remaining payments under noncancelable leases of the building and equipment, in the second quarter.

         Included in restructuring charges is $433 of deferred acquisition costs related to acquisitions that were terminated during the second quarter.

         In April 1998, a subsidiary of the Company, FCR, Inc. ("FCR"), entered into an amended agreement to operate a material recovery facility in Stratford, Connecticut. This agreement requires FCR to add additional processing equipment to this facility within a certain period of time as defined in the amended agreement or pay the municipality $100 per year over the next five years. In April 1999, FCR determined that this processing equipment was not cost effective due to other alternative methods of processing and, thus, will not install the equipment. As a result, the Company recorded the penalty included in the agreement of $500 for the payments to be made to the municipality. The amount is accrued and classified as other liabilities as of June 30, 1999.

         Other charges of $131 represents an accrual for penalties assessed by the Florida Department of Environmental Protection related to the temperature of the discharge water at the TERI Telogia Facility.

         In the first quarter of 1999, the Company recorded a $748 restructuring charge. The restructuring initiatives primarily involve the Company's
Commercial Recycling segment and represent primarily severance and other costs related to employee reductions. In connection with the restructuring, the Company terminated ten employees. The restructuring charges relate to integration of the brokerage operation acquired as part of the New Jersey
Fibers acquisition and elimination of costs as a result of streamlining the operations of acquisitions completed in 1998. The Company recorded $374 against this reserve during 1999.

8.  INCOME TAXES

         The income tax benefit was approximately $2,678 for the six months ended June 30, 1999 compared to an income tax provision of approximately $4,693 during the same period in 1998. During 1999, the effective tax rate utilized by the Company of 30.1% represents the estimated annual effective rate based on the total estimated pretax income of the Company for the year ended December 31, 1999. The effective rate in 1998 was 39.4% and the decrease in the effective rate in 1999 is primarily due to an increase in nondeductible goodwill.

9.  REVOLVING LINE OF CREDIT AGREEMENT

         On May 12, 1999, the Company's Revolving Line of Credit Agreement with a bank (the "Credit Agreement") was amended (the "Amended Agreement") modifying certain financial covenants and requiring bank approval for all acquisitions. The Amended Agreement requires that the Company and certain subsidiaries, as defined, maintain certain specified financial covenants, including, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, and a maximum debt to capitalization ratio, each as defined in the Amended Agreement. The Company recorded a charge of $835 in connection with the amendment. This charge was recorded in interest expense during the second quarter.

         As of June 30, 1999, the Company was in default of the financial covenants of its $150.0 million line of credit. The Company's lender has waived the violation of the financial covenants through September 30, 1999. As a result, the outstanding amount under the line of credit has been classified as a current liability. Upon the consummation of the merger, this line of credit will be replaced by the credit facility of the merged company. However, no assurances can be given that the conditions of the merger will be satisfied or that the merger will be consummated.

         The Company will continue to select interest rates on the outstanding borrowings based on the bank's prime rate or LIBOR rates, however, the interest rates range from the bank's prime rate to the bank's prime rate plus 1.50% or LIBOR plus 1.88% to LIBOR plus 3.25% depending on the attainment of a financial covenant, as defined, in the Amended Agreement.

10.  OTHER MATTERS

         In connection with the review of the Proxy Statement for the merger with Casella, the Securities and Exchange Commission ("SEC") has informed the Company that it does not concur with the accounting treatment regarding the restructuring of the Power Purchase Agreements at Maine Energy Recovery Company, Limited Partnership and PERC in 1996 and 1998, respectively. The Company believes that the accounting is correct and continues to have dialogue with the SEC regarding these matters. If there were to be any changes to the accounting treatment for these transactions, the amounts reported in the accompanying Form 10-Q would be revised. In addition, the amounts in the financial statements for the three years ended December 31, 1998 would be revised. The Company's estimate is that the decrease in pretax income could be in excess of $14.0 million and $7.0 million for the years ended December 31, 1996 and 1998, respectively. In addition, pretax income in the future would be increased as the impacts noted above are amortized over the life of the respective agreements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company reports the results of operations by the following four segments: waste-to-energy, residential recycling, commercial recycling and finished products.

REVENUES

         Waste-to-Energy Segment

         The Waste-to-Energy segment consists of the operations of Maine Energy Recovery Company, Limited Partnership ("Maine Energy"), Penobscot Energy Recovery Company, Limited Partnership ("PERC"), Timber Energy Resources, Inc. ("TERI"), KTI Specialty Waste Services, Inc., American Ash Recycling of Tennessee, Ltd. ("AAR"), KTI BioFuels, Inc. ("BioFuels"), Total Waste Management Corporation ("TWM"), Multitrade Group, Inc. ("Multitrade"), Russell Stull Companies ("Russell Stull"), KTI Recycling of Canada ("KTI Tire"), and AFA Group, Inc. ("AFA"). Total revenues for this business unit were approximately $26.8 and $51.2 million for the three and six months ended June 30, 1999, respectively, compared to approximately $28.1 and $46.4 million, respectively, for the same periods in 1998. This represents a decrease of approximately $1.3 million or 4.6% for the three months ended June 30, 1999 and an increase of approximately $4.8 million or 10.3% for the six months ended June 30, 1999 compared to the same periods in 1998.

         Revenues in the Waste-to-Energy segment are primarily derived from waste processing and electric power sales. Total tons received by the waste-to-energy facilities increased by 5.0% and 4.2% for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The tons received at PERC increased approximately 3.3% and 0.2% for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. These variances were a result of the scheduled plant outage occurring during the first quarter in 1999 versus the second quarter in 1998. The tons received by AAR increased approximately 79.9% and 81.3% for the three and six months ended June 30, 1999, respectively compared to the same periods in 1998. The increases at the AAR facility were partially offset by a 3.8% and 4.4% decrease at Maine Energy for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. These decreases were due to lower production as a result of repairs to the primary processing equipment.

         Waste processing revenues increased by approximately $2.8 million or 31.1% and approximately $5.2 million or 30.7% for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. This increase is a result of net increase in tonnage discussed above, increased prices charged per ton during 1999 versus 1998 of approximately 7.2% and additional revenues from the Multitrade, Russell Stull, AFA and KTI Tire acquisitions. The increases from the acquisitions were offset by reductions at BioFuels due to the elimination of brokerage operations on March 31, 1998.

         Electric power revenues for the three and six months ended June 30, 1999 decreased approximately $12.3 million or 52.2% and approximately $11.1 million or 32.4%, respectively, compared to the same periods in 1998. The decrease in revenues is due to the 1998 payments received from the restructuring of the Power Purchase Agreement ("PPA") at PERC partially offset by 8.9% higher output at the facilities.

         Residential Recycling Segment

         This segment includes the residential recycling plants of FCR, Inc. ("FCR") and the Boston recycling plant. This segment posted revenues of approximately $6.0 million and $15.1 million for the three and six months ended June 30, 1999, respectively, compared to approximately $1.5 and $3.2 million, respectively, for the same periods in 1998. This represents an increase of approximately $4.5 and $11.9 million, respectively, primarily as a result of the acquisition of FCR, which was completed in the third quarter of 1998.

         Commercial Recycling Segment

         The Commercial Recycling segment consists of the operations of I. Zaitlin and Sons, Inc. ("Zaitlin"), K-C International, Inc. ("K-C"), Data Destruction, Inc., the commercial recycling plants in Chicago and Newark acquired from Prins, and KTI New Jersey Fibers, Inc. ("NJ Fibers"), which consists of the operations of Gaccione Bros., Inc. & Co. and PGC Corporation (collectively, "Gaccione") and Atlantic Coast Fibers, Inc. ("Atlantic Coast"). Total revenue for this segment for the three and six months ended June 30, 1999 was approximately $19.3 and $40.4 million, respectively, compared to $13.5 and $29.5 million, respectively, for the same periods in 1998. This represents an increase of approximately $5.8 and $10.9 million, respectively. These increases are primarily as a result of the acquisition of NJ Fibers which was completed in the third quarter of 1998 and higher commodity prices for paper fibers in the second quarter of 1999 versus the second quarter of 1998. These increases were partially offset by lower volumes at the commercial processing plants due to the sale of the Chicago Facility.

         Finished Products Segment

         The Finished Products segment consists of the operations of Power Ship Transport, Inc., Manner Resins, Inc. ("Manner"), the cellulose insulation plants and the plastic reprocessing plants of FCR, the plastic reprocessing operations of First State Recycling, Inc. and the glass pellet processor Seaglass, Inc. Total revenue for this segment for the three and six months ended June 30, 1999 were approximately $14.1 and $26.4 million, respectively, compared to approximately $2.5 and $4.2 million for the same periods in 1998. This represents an increase of approximately $11.6 and $22.2 million, respectively. The increase in revenues is primarily the result of acquisitions discussed above and higher volumes at Manner. These volumes were partially offset by decreases in plastic prices in the second quarter of 1999 versus the same period in 1998.

COSTS AND EXPENSES

       Waste-to-Energy Segment

       Cost of operations in this segment consist primarily of electric power and waste handling operating costs which were approximately $22.6 and $40.6 million, during the three and six months ended June 30, 1999, respectively, compared to approximately $18.3 and $30.9 million, respectively, for the same periods in 1998. This represents an increase of approximately $4.3 million or 23.5% and $9.7 million or 31.4%, respectively. The increase was primarily a result of the TWM, Multitrade, Russell Stull, AFA and KTI Tire acquisitions discussed above which had total costs of operations of approximately $5.4 million. In addition, PERC's operating costs decreased 5.3% due to lower costs associated with the planned outage being completed in the first quarter of 1999 versus the second quarter of 1998 which were offset by an increase in performance credits as a result of the amended PPA and Waste Disposal agreements. TERI's costs decreased by 12.5% as a result of an increase in tipping fee based material which reduced fuel costs. In addition the costs associated with the BioFuels brokerage discussed above were eliminated.

       Residential Recycling Segment

       Cost of operations in this segment for the three and six months ended June 30, 1999 were approximately $6.3 and $14.8 million, respectively, compared to approximately $1.3 and $2.5 million, respectively, for the same periods in 1998. This represents an increase of approximately $5.0 and $12.3 million, respectively, primarily as a result of the acquisition of FCR, which was completed in the third quarter of 1998.

       Commercial Recycling Segment

       Cost of operations in this segment for the three and six months ended June 30, 1999 were approximately $23.2 and $44.1 million, respectively, compared to approximately $14.1 and $29.8 million, respectively, during the same periods in 1998. This represents an increase of approximately $9.1 and $14.3 million, respectively. This increase is due primarily to the acquisition of NJ Fibers in August 1998 and higher commodity purchase prices which were partially offset by lower volumes at the commercial processing plants during 1999 versus 1998.

       Finished Products

       Cost of operations in this segment for the three and six months ended June 30, 1999 were approximately $15.1 and $26.7 million, respectively, compared to approximately $2.6 and $3.9 million, respectively, during the same periods in 1998. This represents an increase of approximately $12.5 and $22.8 million, respectively. The increase was primarily a result of the acquisitions discussed above and increased volumes at Manner. The increased volumes at Manner were partially offset by decreased plastic prices in 1999 versus the same period in 1998.

OTHER ITEMS

       Selling, general and administrative expenses increased by approximately $4.2 and $9.0 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increase is a result of selling, general and administrative costs added through acquisitions throughout 1998 and the addition of administrative staff to develop and install corporate-wide information systems; to develop and support a formal strategic planning and budgeting process; to support Company wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal information systems to identify revenue enhancement and cost savings programs in newly acquired entities.

         On June 1, 1999, the Company completed the sale of its commercial recycling facility located in Franklin Park, Illinois and recorded a loss of approximately $0.4 million.

         As a result of this loss, the Company initiated an impairment review of the long-lived assets, including goodwill, in the Commercial Recycling segment. A revised operating plan for each of the remaining facilities in the Commercial Recycling segment was developed. While revenues are stable, the Commercial Recycling segment continues to operate at levels of profitability, which are significantly below the levels anticipated when the acquisitions were completed. In addition, with the continued consolidation of the solid waste industry and the continued focus on the disposal aspects of this industry, the possibility of selling these facilities for amounts approximating their carrying value is remote.

         The Company continued to experience low operating results in the Commercial Recycling Segment and determined that the estimated future undiscounted cash flows for the KTI Recycling of New Jersey ("Newark Plant") facility were below the carrying value of the long-lived assets. The
Company adjusted the carrying value of the equipment and leasehold improvements of the Newark Plant by approximately $3.0 million to their estimated fair value of approximately $1.2 million. The fair value of the long-lived assets was based on the expected cash flows discounted at a rate commensurate with the risk involved.

         Interest expense increased approximately $3.8 and $6.0 million during the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. These increases are related principally to increased borrowings on the Company's line of credit to fund several acquisitions, incremental interest expense on debt assumed as part of these acquisitions, higher interest rates on the Company's line of credit, fees associated with the amendment of financial covenants, and the conversion of the Series B Preferred Stock to convertible debt. These increases were partially offset by lower interest rates at PERC as a result of the refinancing of the bonds payable and lower debt levels at Maine Energy.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company and receives certain of its cash flows from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with PERC's equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding subordinated debt balance of approximately $11.5 million as of June 30, 1999 before partners' cash distributions can begin (approximately $7.6 million of these notes are owned by the Company). TERI's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and TERI and liquidity and capital resources of each of Maine Energy, PERC and TERI independently.

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

         As of June 30, 1999, the Company was in default of the financial covenants of its $150.0 million line of credit. The Company's lender has waived the violation of the financial covenants through September 30, 1999. As a result, the outstanding amount under the line of credit has been classified as a current liability. Upon the consummation of the merger, this line of credit will be replaced by the credit facility of the merged company. However, no assurances can be given that the conditions of the merger will be satisfied or that the merger will be consummated.

         If the merger is not consummated, the Company will be required to modify the financial covenants or obtain a waiver from the lender. The lender is under no obligation to amend the financial covenants or provide such a waiver. Management believes that the Company will either obtain a waiver or an amendment to the financial covenants; however, there can be no assurances that this can be accomplished. As of June 30, 1999, the Company had no availability under the revolving credit agreement. Though management of the Company believes that cash flows from its subsidiaries will meet its current needs for working capital and capital expenditures, the ability of the Company to expand its current operations is dependent on cash flow from its subsidiaries.

         As of June 30, 1999, the Company had a working capital deficit of approximately $108.5 million (a ratio of current assets to current liabilities of 0.45:1) and a cash balance of approximately $5.4 million which compared to working capital of approximately $42.8 million (a ratio of current assets to current liabilities of 2.11:1) and a cash balance of approximately $9.4 million at December 31, 1998. As of June 30, 1999, the Company had a working capital deficit and cash on hand without regard to Maine Energy, PERC and TERI of approximately $137.7 million (a ratio of current assets to current liabilities of 0.28:1) and approximately $1.6 million, respectively, which compared to working capital of approximately $12.9 million (a ratio of current assets to current liabilities of 1.41:1) and a cash balance of approximately $3.9 million at December 31, 1998.

         The Company's ability to make future acquisitions is dependent on its ability to increase its line of credit. The ability to increase the line of credit is dependent on the Company's ability to raise additional equity or raise capital from financial instruments which are subordinated to the line of credit. Management believes that the Company has the ability to raise additional capital if needed; however, there can be no assurances that this can be accomplished at terms and conditions that would be acceptable to the Company.

         The Company and its subsidiaries, other than Maine Energy, PERC and TERI, at June 30, 1999 had current maturities of indebtedness of approximately $155.3 million, including borrowings under existing revolving credit facilities. During the six months ended June 30, 1999, the Company had net borrowings of approximately $12.4 million on the Company's line of credit facilities.

         In general, the Company's capital expenditures and working capital requirements have increased as a result of the Company's business strategy of growth through acquisitions. Management of the Company believes that cash flow from operations will meet its current needs for liquidity.

MAINE ENERGY

         Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was approximately $0.1 million for the six months ended June 30, 1999 compared to approximately $1.2 million during the same period in 1998. Maine Energy's capital expenditures were approximately $1.0 and $1.7 million during the six months ended June 30, 1999 and 1998, respectively.

         As of June 30, 1999 and December 31, 1998, Maine Energy had operating cash of approximately $0.3 million and $2.4 million, respectively, and as required under the terms of the credit agreement underlying its letter of credit, Maine Energy had on account an additional approximately $5.5 million and $6.0 million, respectively, of cash reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements. As of June 30, 1999, Maine Energy had total indebtedness of approximately $11.5 million.

         Management of the Company believes Maine Energy's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for Maine Energy for the remainder of 1999 are not expected to be significant.

  PERC

         PERC has financed its operations and capital expenditures primarily by cash flow from operations. Cash provided by operations was approximately $2.7 million for the six months ended June 30, 1999 compared to approximately $5.9 million during the same period in 1998. PERC's capital expenditures were approximately $1.3 and $0.2 million during the six months ended June 30, 1999 and 1998, respectively.

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

         As of June 30, 1999, in addition to PERC's operating cash of approximately $2.8 million, PERC, as required under the terms of the trust indenture governing the Revenue Bonds, had on account an additional approximately $15.4 million of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

         Company management believes PERC's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. PERC plans capital expenditures for the remainder of 1999 of approximately $0.4 million which principally has been set aside in the above-mentioned reserve accounts.

TERI

         TERI has two 1997 Industrial Development Revenue Bond issues (the "1997 Bonds") outstanding that carry interest at a fixed rate of 7% and have annual sinking fund payments due each December 1 with a final payment due December 1, 2002. As of June 30, 1999, TERI had approximately $11.6 million outstanding in 1997 Bonds.

         As of June 30, 1999 and December 31, 1998, in addition to TERI's operating cash of approximately $0.7 million and $0.8 million, respectively, TERI, as required under the terms of it's the 1997 Bonds, had on account approximately $1.8 and $2.1 million, respectively, of cash reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements.

         Management believes TERI's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for TERI for the remainder of 1999 are expected to be approximately $0.2 million. TERI intends to finance the requirements through cash flow from operations.

TAX LOSS CARRYFORWARDS

         At June 30, 1999, the Company had net operating loss carryforwards of approximately $55.4 million for income tax purposes that expire in years 2002 through 2018 and are subject to the limitations as described below. In addition, the Company has general business credit carryforwards of approximately $0.5 million that expire in the years 1999 through 2006 and alternative minimum tax credit carryforwards of approximately $0.9 million that are not subject to limitation.

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

         The TERI Telogia facility was in violation of its Waste Water Discharge Permit (the "Permit"). This violation involves the temperature of the water used in the cooling process and in the opinion of management, does not involve a significant environmental issue. The Company has requested a modification to the Permit from the Florida Department of Environmental Protection to change the monitoring procedures and enable the Company to operate in compliance with the permit. On July 28, 1999, the Company signed a consent order with the Florida Department of Environmental Protection which included a penalty of approximately $0.1 million to settle this matter.

         At June 30, 1999, there were no pending governmental environmental enforcement proceedings where the Company, Maine Energy, PERC or TERI believe potential monetary sanctions will exceed $0.1 million. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the plants, equipment, and vehicles of the Company, Maine Energy, PERC or any other operating subsidiary of the Company based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would have a negative impact on the Company's business and operations and could have a material adverse impact on the Company's financial results.

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

The following table summarizes the status of the Company's Year 2000 compliance program:


                     ASSESSMENT        REMEDIATION             TESTING                  IMPLEMENTATION
                     ----------        -----------             -------                  --------------
Information          100% Complete     80% Complete            80% Complete             80% Complete
Technology
                                       Expected completion     Expected completion      Expected completion
                                       date, September 1999    date, September 1999     date, September 1999

Operating            100% Complete     90% Complete            90% Complete             90% Complete
Equipment with
Embedded Chips or                      Expected completion     Expected completion      Expected completion
Software                               date, September 1999    date, September 1999     date, September 1999

3rd Party            90% Complete      90% Complete for        90% Complete for         90% Complete for system
                     for system        system interface.       system interface.        interface.
                     interface. 80%
                     Complete for      Develop contingency     Expected completion      Expected completion
                     all other         plans as appropriate,   date for system          date for system
                     material          September 1999.         interface work,          interface work,
                     exposures.                                September 1999           September 1999.

                     100% Complete                                                      Implement contingency
                     Expected                                                           plans or other
                     completion date                                                    alternatives as
                     for surveying                                                      necessary, September 1999.
                     all remaining
                     third parties,
                     September 1999.


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

RECENT ACCOUNTING PRONOUNCEMENTS

         Recent accounting pronouncements which are not required to be adopted at June 30, 1999, include the following Statement of Financial Accounting Standards ("SFAS") and the American Institute of Certified Public Accountants Statements of Position ("SOP"):

         SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which will be required to be adopted by the Company as of January 1, 2001, establishes standards for derivative instruments including those embedded in other contracts and for hedging activities. The new standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

         SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use is required to be adopted by the Company as of January 1, 2000. The Company's current policy falls within the guidelines of SOP 98-1.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company currently utilizes no material derivative financial instruments which expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its debt. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at June 30, 1999 by expected maturity dates. Weighted average variable rates are based on forward rates in United States Government Treasury Constant Maturities at June 30, 1999. Forward rates should not be considered a predictor of actual future interest rates.

                            INTEREST RATE SENSITIVITY
                      PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                 (IN THOUSANDS)

                              1999            2000             2001           2002         2003       THEREAFTER       FAIR VALUE
                          -----------     -----------      -----------    -----------  -----------    -----------      -----------

Fixed Rate Debt           $     5,696     $     8,071      $     7,509    $     8,153  $     3,088    $    50,466      $    83,115
Average Interest Rate            6.60%           6.50%            7.30%          6.30%        6.27%          5.04%

Variable Rate Debt        $   155,092                                                                                  $   155,092
Average Interest Rate            8.53%


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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         Maine Energy is the plaintiff in a suit filed on May 11, 1994 in a Maine state court against United Steel Structures, Inc. under a warranty to recover the costs which were, or will be incurred to replace the roof and walls of the Maine Energy tipping and processing building. The judge in the case entered an order awarding Maine Energy approximately $3.3 million plus interest from May 10, 1994, to the date of the filing of the lawsuit, and court costs. The defendant filed an appeal on December 19, 1997. In February 1999, the appellate court reversed the trial court's verdict in favor of KTI and returned the case to the trial court, which ordered a new trial.

         Two lawsuits have been filed on September 30, 1997 and March 6, 1998 by Capital Recycling of Connecticut in a Connecticut state court against K-C International, certain officers of K-C International and other parties. The suits allege fraud, tortious interference with business expectancy and violations of the Connecticut Unfair Trade Practices Act. The actions are based on two contracts between Capital and K-C International. The contracts require all disputes to be resolved by arbitration in Portland, Oregon. Pursuant to this requirement, K-C International has initiated the arbitration process on November 6, 1997 in Portland, Oregon. Subsequently, the parties agreed to arbitrate the dispute in Hartford, Connecticut. Discovery is now in process and the parties are currently attempting to mediate the dispute before going to arbitration. The plaintiffs are seeking approximately $1.9 million in damages. KTI believe it has meritorious defenses to these claims. If, however, the damages claimed by the plaintiffs are awarded, KTI's business, financial condition and results of operations could be materially adversely affected.

         The Equal Employment Opportunity Commission filed a lawsuit on September 30, 1998 against FCR Tennessee, Inc. in the U.S. District Court for the Western District of Tennessee, Western Division, alleging sexual harassment by two managers and a sexually hostile work environment. The complainants seek compensation for past and future pecuniary and non-pecuniary losses as well as punitive damages and potential reinstatement of employment for Valerie L. Jacobs. FCR has retained counsel to defend this suit and has reported the lawsuit to FCR's Directors and Officers insurance carrier. Management is currently reviewing the lawsuit. The plaintiffs have demanded $105,000 and the Company has offered $30,000 in settlement. No agreement on settlement has been reached. KTI's insurance carrier has agreed to defend the case.

         On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of KTI, filed a lawsuit against the Company in the U.S. District Court for the District of New Jersey. The suit alleges breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with the Company. The suit also alleges that the Company inaccurately reported its financial results for the first quarter of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser is seeking a declaratory judgment that, upon closing of the merger, the change of control provision entitles him to receive a severance payment of two years' salary, in the amount of $320,000 and to exercise 132,000 unvested options for KTI common stock. Mr. Kaiser is also seeking damages in the amount of $40,000 for an additional severance payment, as well as undisclosed damages for outstanding salary, bonus and other payments and from his sale of approximately 50,000 shares of KTI common stock resulting from KTI's allegedly inaccurate financial reports.

         C.H. Lee, a former employee of FCR and a former majority shareholder of Resource Recycling, Inc., instigated arbitration proceedings on April 15, 1999 in Charlotte, North Carolina against KTI, FCR and FCR Plastics, Inc. in connection with the acquisition of Resource Recycling by FCR. Mr. Lee alleges that FCR and FCR Plastics acted to frustrate the "earn-out" provisions of the acquisition agreement and thereby precluded Mr. Lee from receiving, or alternatively, reduced, the sums to which he was entitled under the agreement. He also alleges that FCR and FCR Plastics wrongfully terminated his employment agreement. The claim for arbitration alleges direct charges in excess of $5.0 million and requests punitive damages, treble damages and attorneys fees. KTI, FCR and FCR Plastics responded to the demand, denying liability, and filed a counterclaim for $1.0 million for misrepresentations. KTI believes it has meritorious defenses to these claims. If, however, the damages and charges claimed by Mr. lee are awarded, KTI's business, financial condition and results of operation could be materially adversely affected.

         On or about April 26, 1999, Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI and two of its principal officers, Ross Pirasteh and Martin J. Sergi, purportedly on behalf of all stockholders who purchased common stock of KTI from May 4, 1998 through and including August 14, 1998. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI's Form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI's allowance for doubtful accounts and net income. The plaintiffs are seeking undisclosed damages. KTI believes it has meritorious defenses to the complaint. On June 15, 1999, Mr. Russo and Ms. Miller, together with Fransisco Muncro, Timothy Ryan and Steven Storch, moved to consolidate the two complaints. This motion is currently pending in the District Court of New Jersey.

         Dennis McDonnell filed a lawsuit dated April 6, 1999 in a Florida state court against U.S. Fiber, Inc., a subsidiary of FCR. Mr. McDonnell, a former employee of U.S. Fiber, seeks a declaratory judgment regarding his rights and obligations under an Employment Non-Competition Agreement and an Employment Agreement that he previously had signed with two corporations that subsequently were merged with and into U.S. Fiber. KTI is defending the suit and believes it has meritorious defenses.

         On July 1, 1999, Michael P. Kuruc filed a demand for arbitration in Charlotte, North Carolina, seeking approximately $1.0 million for compensation due under an employment agreement that he alleges he has with KTI and losses allegedly suffered in connection with his sale of KTI common stock. KTI believe that it has meritorious defenses and has retained counsel to defend this suit. If, however, the damages claimed by Mr. Kuruc are awarded, KTI's business, financial condition and results of operation could be materially adversely affected.

         KTI is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, the Company believes are material to its financial condition, results of operations or cash flows.

ITEM 2.       CHANGES IN SECURITIES

              Not applicable.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              Not applicable.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable

ITEM 5.       OTHER INFORMATION

              Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Two reports on Form 8-K were filed in the second quarter of 1999. The following is a list of the Forms 8-K filed and the dates thereof.

                  (ii) A Form 8-K was filed on April 16, 1999 reporting that the Company had received notice from Casella Waste Systems, Inc. ("Casella") stating its intention to terminate the Agreement and Plan of Merger with the Company.

                  (i) A Form 8-K was filed on May 12, 1999 reporting that the Company entered into an Amendment to the Agreement and Plan of Merger with Casella in which the KTI shareholders would receive .59 shares of Casella common stock for each share of KTI common stock. The closing is subject to approval by the stockholders of the companies, antitrust clearance and qualifications of the merger as a tax-free pooling of interest.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 KTI, Inc.
                                 (Registrant)




                                 By: /s/  Martin J. Sergi
                                     ----------------------------------------
                                      Name: Martin J. Sergi
                                      Title:   President



                                 By: /s/ Brian J. Noonan
                                     ----------------------------------------
                                       Name:  Brian J. Noonan
                                       Title:    Chief Financial Officer
                                               (Principal Accounting Officer)




Date: August 16, 1999