Form 10-K/A
period 1998-12-31
KTI INC
filed 1999-10-29
CIK 931581

_______________________________________________________________________________
_______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                _________________


                                    FORM 10-K/A

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

      13,916,238


_______________________________________________________________________________
_______________________________________________________________________________

                               TABLE OF CONTENTS





ITEM NUMBER                                                                                       PAGE
AND CAPTION                                                                                      NUMBER
-----------                                                                                      ------
PART I

Item 1.  Business................................................................................    2
Item 2.  Properties..............................................................................   16
Item 3.  Legal Proceedings.......................................................................   17
Item 4.  Submission of Matters to a Vote of Security Holders.....................................   18

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters...................   19
Item 6.  Selected Historical Consolidated Financial Information..................................   20
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of
         Operations..............................................................................   22
Item 7a. Quantitative and Qualitative Disclosure about Market Risk...............................   36
Item 8.  Financial Statements and Supplementary Data.............................................   36
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure..............................................................................   37

PART III

Item 10. Directors and Executive Officers of the Registrant......................................   37
Item 11. Executive Compensation..................................................................   39
Item 12. Security Ownership of Certain Beneficial Owners and Management..........................   46
Item 13. Certain Relationships and Related Transactions..........................................   47

PART IV

Item 14. Exhibits, Financial Statement Schedules.................................................   48


                                    PART I

Item 1. Business


COMPANY OVERVIEW

    KTI was incorporated in New Jersey in 1985. KTI is a holding company that owns substantially all of its operating assets through corporate and partnership subsidiaries. KTI's operations include majority-owned consolidated subsidiaries and wholly-owned consolidated subsidiaries.

    MAJORITY-OWNED CONSOLIDATED SUBSIDIARIES   WHOLLY-OWNED SUBSIDIARIES
    - Maine Energy Recovery Company, Limited   - Timber Energy Resources, Inc.
      Partnership                              - K-C International, Ltd.
    - American Ash Recycling of Tennessee,     - Manner Resins, Inc.
      Ltd.
    - Penobscot Energy Recovery Company,       - Data Destruction Services, Inc.
      Limited Partnership                      - KTI Recycling of New Jersey, Inc.
                                               - KTI Recycling of New England, Inc.
                                               - KTI Specialty Waste Services, Inc.
                                               - FCR, Inc.
                                               - KTI New Jersey Fibers, Inc.
                                               - KTI Energy of Virginia, Inc.

    KTI provides integrated waste handling services, including processing and recycling of wood, paper, metals, plastic and glass, municipal solid waste processing and disposal, specialty waste disposal, ash residue recycling and the manufacturing of finished products using recyclable materials. KTI's business emphasizes the use of low-cost processing to add value to the waste products delivered and, in some cases, the generation of electric power and steam.

    KTI operates its business under four reportable segments:

    - waste-to-energy;

    - residential recycling;

    - commercial recycling; and

    - finished products.

    Each reportable segment is a business unit that offers different products or services. Each is managed separately and provides distinct products or services using different production facilities.

    The waste-to-energy segment consists of the operations of the following:

    - Maine Energy Recovery Company;

    - Penobscot Energy Recovery Company;

    - Timber Energy Resource's two facilities;

    - Speciality Waste;

    - American Ash Recycling;

    - KTI BioFuels, Inc.;

    - Total Waste Management Corporation (acquired January 1998);

    - Multitrade Group, Inc. (acquired June 1998);

    - Russell Stull (acquired October 1998); and

    - KTI Recycling of Canada (acquired November 1998).

    The residential recycling segment consists of the sixteen facilities that process and market recyclable materials under long-term contracts with municipalities and commercial customers which KTI acquired as part of the acquisition of FCR in August 1998. In addition, the Boston Recycling plants acquired in 1997 are included in this segment.

    The commercial recycling segment consists of the operations of the following:

    - K-C International (acquired September 1997);

    - KTI Recycling of New Jersey;

    - KTI Recycling of New England; and

    - KTI New Jersey Fibers, which consists of the operations of the following:

       - Gaccione Bros., Inc. & Co. and PGC Corporation (collectively, "Gaccione") (acquired August 1998); and

       - Atlantic Coast Fibers, Inc. (acquired August 1998).

These operations process and market paper fibers obtained from commercial customers and broker paper fibers for KTI's processing facilities and external customers.

    The finished products segment consists of the operations of the following:

    - Power Ship Transport;

    - Manner (acquired November 1996);

    - the cellulose insulation plants and the plastic reprocessing plants acquired with FCR;

    - the plastic reprocessing operations of First State Recycling, Inc. (acquired August 1998); and

    - the glass pellet processor Seaglass, Inc. (formed in February 1998 and 80% owned by KTI).

These operations manufacture or distribute finished products that use recyclable materials as their primary raw material.

    KTI evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies section of the KTI financial statements. KTI records intersegment sales at cost plus an agreed-upon profit. Please refer to the segment reporting information in KTI's notes to consolidated financial statements.

WASTE-TO-ENERGY SEGMENT

    KTI developed and currently owns majority interests in two waste-to-energy facilities in Maine. The first facility is an 83.75% owned subsidiary, Maine Energy, a Maine limited partnership, which is located in Biddeford, Maine. The other facility is a 70.04% owned subsidiary, Penobscot, a Maine limited partnership, located in Orrington, Maine. These two facilities use non-hazardous solid waste from residential, commercial and industrial sources as their source of fuel.

    A third facility, part of Timber Energy Resources, located in Telogia, Florida, uses biomass waste as its source of fuel to be combusted for the production of electricity for sale to the local electric utility. KTI also operates two wood processing facilities, BioFuels in Lewiston, Maine and Timber Chip, also a part of Timber Energy Resources, in Cairo, Georgia.

    Total Waste Management operates an emergency response and hazardous waste site assessment and clean-up business. In addition, it also provides hazardous and non-hazardous waste management in the New England area.

    Multitrade owns and operates three waste-to-energy facilities in Martinsville, Virginia. These facilities use biomass and coal to produce steam for sale to industrial users under long-term contracts.

    Russell Stull is a commercial hauler of non-hazardous waste in the state of Maine, with revenues of approximately $2.5 million in 1997.

    KTI Recycling of Canada produces crumb rubber from used tires using a proprietary cryogenic technology in a plant in Ontario.

    On December 28, 1998, the bankruptcy court in Delaware approved a Plan of Reorganization, which provided for KTI, on the one hand, and Grace Brothers, Ltd. and SC Fundamental Investments L.P., the majority bond holders of the Ford Heights, Illinois Waste Tire to Energy project, on the other hand, each to own 50% of New Heights Recovery & Power, LLC and its facility, which was built in 1996 at a cost of approximately $110 million for the purpose of combusting waste rubber to produce electricity. The bondholders converted $80 million in bonds and other claims into equity in New Heights, and KTI committed to investing up to $17 million in equity for working capital and retrofitting and upgrading of the facility.

    KTI holds a 35% stake in Oakhurst Company Inc., which owns two distributors in the automotive aftermarket. KTI has assigned its interest in and obligations to New Heights to Oakhurst and agreed to assign KTI Recycling of Canada's proprietary cryogenic rubber technology to Oakhurst, for use at the New Heights facility. In return, Oakhurst agreed to purchase an unspecified number of crumb rubber systems and entered into a royalty agreement with KTI to pay $0.0075 cents per tire processed by Oakhurst using these crumb rubber systems. Oakhurst also agreed to engage a subsidiary of KTI to be the operating manager of New Heights and to pay the subsidiary of KTI management fees for each facility operated.

    KTI has completed the acquisition of AFA Group, Inc., which is now integrated into its business.

    KTI also owns a 60% limited partnership interest in American Ash Recycling, a limited partnership that operates a permitted municipal waste combustor ash recycling facility in Nashville, Tennessee. This facility, which commenced operations in 1993, is the first commercially operational municipal waste combustor ash recycling facility in the United States.

    The waste-to-energy segment also engages in other waste management and processing activities, including commercial hauling, non-hazardous waste management, ash recycling and tire recycling. These activities are complementary extensions of the waste-to-energy facilities that enable KTI to provide a wider range of services to customers and provide strategic opportunities for future growth through vertical integration.

    MAINE ENERGY POWER PURCHASE AGREEMENT

    The electricity produced by the Maine Energy facility is sold to Central Maine Power pursuant to the power purchase agreement with Central Maine. Central Maine serves more than 490,000 customers in an 11,000 square mile service area in central and southern Maine and purchases substantial amounts of power from Canadian utilities as well as independent power producers such as Maine Energy. In 1998, Maine Energy derived approximately $16.1 million, or 54.2% of its revenues, from the sale of electricity to Central Maine.

    In May 1996, Maine Energy restructured its agreement with Central Maine by entering into a series of agreements with CL Power Sales One, L.L.C. and Central Maine that provided for the purchase of Maine Energy's available power generation capacity by CL Power Sales, and by amending the Central Maine agreement. CL Power Sales made an initial payment of $85 million and agreed to make additional quarterly payments through May 31, 2007 to Maine Energy as a portion of the purchase price and for reimbursement to Maine Energy of certain expenses. In consideration of its payments to Maine Energy, CL Power Sales was assigned all rights to capacity from the Maine Energy facility through May 31, 2007. In the restructuring, the term of the Central Maine agreement was extended from May 31, 2007 to December 31, 2012. Under its agreements, Maine Energy has agreed to sell energy to Central Maine through May 31, 2007 at an initial rate of 7.18 cents per kilowatt-hour ("kWh"), which escalates annually by 2%. From June 1, 2007 until the expiration date of the Central Maine agreement, Maine Energy is to be paid market value for both its energy and capacity by Central Maine.

    Under the terms of the Central Maine restructuring, a $45.0 million letter of credit was issued to Central Maine by ING (US) Capital Corporation.

    - If, in any year, Maine Energy fails to produce 100,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, such as physical damage to the plant and other similar events, Maine Energy must pay approximately $3.8 million to Central Maine as liquidated damages. This payment obligation is secured by the ING letter of credit. In each year in which 100,000,000 kWh is produced, the balance of the ING letter of credit is to be reduced by approximately $3.8 million.

    - If, in any year, Maine Energy fails to produce 15,000,000 kWh of electricity and Maine Energy does not have a force majeure defense, Maine Energy must pay the then balance of the ING letter of credit to Central Maine as liquidated damages.

    In 1998, the 15,000,000 kWh test was met in February and the 100,000,000 kWh test was met in August, resulting in a reduction of the amount of the ING letter of credit by approximately $3.8 million. With respect to 1999, the 15,000,000 kWh test was met in February; however, Maine Energy's past performance is no indication of its future performance.

    MAINE ENERGY LONG-TERM WASTE HANDLING AGREEMENTS

    Approximately 28% of the municipal solid waste provided to Maine Energy is delivered pursuant to waste handling agreements with 18 charter municipalities with terms expiring on June 30, 2007 or later. The agreements are substantially similar in content except that:

    - 16 charter municipalities are entitled to various concessions as a result of having participated in the financial restructuring of Maine Energy in 1991; and

    - the two "host" charter municipalities of Biddeford and Saco pay tipping fees in the amount of one-half of those paid by the other charter municipalities.

    Approximately 9.4% of Maine Energy's total revenue in 1998 was attributable to these long-term waste handling agreements.

    Under the Maine Energy long-term waste handling agreements, each municipality agrees to deliver acceptable waste to the Maine Energy facility in an amount equal to its guaranteed annual tonnage. Maine Energy is required to accept up to 110% of each municipality's guaranteed annual tonnage. A municipality is required to pay to Maine Energy the tipping fee for the amount of any shortfall from its guaranteed annual tonnage. As a corollary to the "put-or-pay" delivery guarantee, each municipality enacted a flow control ordinance pursuant to Maine law that designates the Maine Energy facility as the exclusive disposal or reclamation facility to which all acceptable waste generated within the municipality must be delivered regardless of which entity picks up waste in such municipality. See "Governmental Regulations--Flow Control." Each municipality has the right, once a year, to terminate its long-term waste handling agreement on one year's prior notice.

    PENOBSCOT POWER PURCHASE AGREEMENT

    The Penobscot facility sells the electricity it produces to Bangor Hydro under a power purchase agreement. Bangor Hydro serves approximately 97,000 customers in a 4,900 square mile service area in portions of the counties of Penobscot, Hancock, Washington, Waldo, Piscataquis and Aroostook, Maine. In 1998, Penobscot derived approximately $18.9 million, or 58.7% of its revenues, from the sale of electricity to Bangor Hydro.

    On June 26, 1998 the Bangor Hydro agreement was restructured. Under the terms of the new power purchase agreement, Bangor Hydro agreed to purchase all the electricity generated by the Penobscot facility up to 25 megawatts (the practical limit of the facility's equipment) through 2018. Under the agreement, Penobscot is required to deliver at least 105,000,000 kWh to Bangor Hydro in any calendar year. If Penobscot fails to deliver this output, Penobscot must pay Bangor Hydro $4,000 for each 1,000,000 kWh that the deliveries fall below 105,000,000 kWh. The restructured power purchase agreement did not change this delivery obligation.

    PENOBSCOT LONG-TERM WASTE HANDLING AGREEMENTS

    As of December 31, 1998, Penobscot had in place 130 long-term waste handling agreements, of which 85 cover approximately 200 charter municipalities with terms expiring on March 31, 2018, unless terminated sooner, and all of which are substantially similar in content. The agreements provide Penobscot with approximately 195,000 tons per year of municipal solid waste. In addition, Penobscot receives approximately 18,000 tons per year of municipal solid waste from municipalities with whom Penobscot has short-term waste handling agreements, 20,000 tons per year from commercial haulers and 30,000 tons per year from the spot market. Total waste processing revenues of Penobscot in 1998 were approximately $13.7 million of which approximately 42.9% is attributable to municipal solid waste received from charter municipalities.

    The Penobscot long-term waste handling agreements with the charter municipalities are substantially similar to the Maine Energy long-term waste handling agreements, including the inclusion of guaranteed annual tonnages and "put-or-pay" provisions and a variable tipping fee for "pass through" and change in law costs. The performance credit received by each charter municipality may be used to reduce future tipping fee payments at the option of the charter municipalities in lieu of cash payment.

    The amended waste disposal agreements generally provide that the charter municipalities, Bangor Hydro, and partners in Penobscot would each receive one-third of Penobscot's cash flows. Prior to this amendment, the municipalities received one-half Penobscot's distributable cash. Based on Penobscot's cash flow, distributable cash of approximately $4.6 million was payable for 1998 and approximately $1.1 million for 1997. Of these amounts, approximately $0.4 million as of December 31, 1998 and approximately $1.1 million as of December 31, 1997 remained unpaid and was included in accrued expenses.

    On one year's notice, a Penobscot charter municipality may terminate its long-term waste handling agreement as of March 31, 2000 or March 31, 2002. If the termination notices received from charter municipalities cause the aggregate guaranteed annual tonnage of non-terminating municipalities to fall below 180,000 tons, Penobscot may elect to terminate all waste handling agreements with charter municipalities. No charter municipality has given a termination notice for March 31, 2000.

    The waste disposal agreements permit the charter municipalities to:

    - make equity contributions to Penobscot, only and to the extent of the Municipal Review Committee's share of distributable cash from Penobscot and one-half of the Bangor Hydro quarterly payment, of up to $31.0 million, which will be used to prepay the outstanding municipal bonds (if all $31.0 million is contributed the municipalities will own a 50% partnership interest in Penobscot);

    - purchase all of the remaining Penobscot interests in 2018 at the then fair market value, in lieu of the existing right to purchase Penobscot at its then book value in 2004; and

    - extend the term of the waste disposal agreements to 2018.

    TIMBER ENERGY RESOURCES POWER PURCHASE AGREEMENT

    The Telogia facility sells the electricity that it generates to Florida Power Corporation under a power purchase agreement with Florida Power. Florida Power serves more than 1.3 million customers in a 20,000 square mile service area in central and northern Florida. During 1998, approximately 81.6% of the Telogia facility's revenue was derived from the sale of electricity to Florida Power, with the majority of the remainder from tipping fees paid by third parties. Under the power purchase agreement, Florida Power has agreed to purchase all of the energy generated by the Telogia facility, except for the energy consumed by the facility.

    CUSTOMERS

    Under the terms of their contracts, Maine Energy must sell all of the electricity generated at its facilities to Central Maine, Timber Energy Resources must sell all of its electricity to Florida Power and Penobscot must sell all of its electricity to Bangor Hydro. The loss of these customers would have a material adverse affect on the business and financial condition of KTI.

    COMPETITION

    KTI faces significant competition in each of its waste handling markets. Maine Energy and Penobscot compete with landfills and several waste-to-energy facilities and municipal incinerators in Maine and the New England region.

    KTI believes that the refuse derived fuel technology employed by the Maine Energy and Penobscot facilities compares favorably with the mass-burn technology used by many other waste-to-energy facilities. In refuse derived fuel systems, municipal solid waste is preprocessed to remove various non-combustible items that are recycled or landfilled. This results in a significantly reduced volume of ash residue, thereby lowering ultimate disposal costs, and is also complementary to current recycling programs.

    The Telogia facility competes for biomass fuel supply with paper companies that employ on-site power generation. The Telogia facility is permitted to combust 100% of tipping fee-based fuels. Competition for tipping fee based material will come principally from landfills whose cost structure is believed by KTI to be greater than that of the Telogia facility.

    RAW MATERIALS

    The raw material demands of the Penobscot facility currently are met mainly by Penobscot's long-term waste handling agreements with approximately 200 municipalities in Maine. Penobscot received approximately 75% of its raw materials in 1998 from these municipalities. Maine Energy received 28% of its raw materials in 1998 from 18 Maine municipalities under long-term waste handling agreements and the majority of the balance from commercial and private waste haulers and municipalities with short-term contracts.

    The Telogia facility uses biomass fuels that are a by-product of the paper pulp woodchip industry as its raw material. KTI plans to supplement and replace this raw material with tipping fee based biomass waste, such as construction and demolition debris and non-recyclable paper products.

    SEASONALITY

    The municipal solid waste market in Maine Energy's and Penobscot's market areas is seasonal, with one-third more municipal solid waste generated in the summer months than is generated during the rest of the year.

    EMPLOYEES

    As of December 31, 1998, the waste-to-energy segment had a total of 255 full-time employees. The employees of the Penobscot facility and the Nashville facility are not KTI employees. The employees of Maine Energy have elected to be represented by the Operating Engineer's Union. Negotiations to enter into a collective bargaining agreement between Maine Energy and the union began on September 1, 1999. KTI considers its employee relations to be good.

RESIDENTIAL RECYCLING SEGMENT

    The residential recycling segment consists of seventeen facilities that process and market recyclable materials under long-term contracts with municipalities and commercial customers. The recyclable materials consist principally of old newspapers, old corrugated containers, mixed paper and commingled bottles and cans consisting of steel, aluminum, plastic and glass.

    On August 28, 1998, KTI acquired the stock of FCR. FCR is a diversified recycling company, headquartered in Charlotte, North Carolina that provides residential and commercial recycling, processing and marketing services and manufactures finished products, such as cellulose insulation, using recyclable materials. FCR owns and operates seventeen material recycling facilities, six cellulose insulation manufacturing facilities and three plastic reprocessing facilities located in 12 states. The material recycling facilities are included in the residential recycling segment while the insulation and plastic facilities are in the finished products segment. The aggregate purchase price of approximately $63.6 million consisted of 1,714,285 shares of KTI common stock and approximately $31.1 million in cash.

    A significant portion of the material provided to the residential recycling segment is delivered pursuant to long-term contracts with municipal customers. The contracts generally have a term of five to ten years and these contracts expire at various times between 1999 and 2018. The terms of each of the contracts vary but all the contracts provide that the municipality or a third party deliver materials to KTI's facility. In approximately 41% of the contracts, the municipalities agree to deliver a guaranteed tonnage and the municipality pays a fee for the amount of any shortfall from the guaranteed tonnage. Under the terms of the individual contracts, KTI pays or charges the municipality a fee for each ton of material delivered. Some contracts contain revenue sharing arrangements under which KTI pays the municipality a specified percentage of the revenue from the sale of the recovered materials.

    The residential recycling segment derives a significant portion of its revenues from the sale of recyclable materials. The resale and purchase prices of the recyclable materials, particularly newspaper, corrugated containers, plastic, ferrous and aluminum metals, can fluctuate based upon market conditions. KTI uses long-term supply contracts with customers with floor price arrangements to reduce the commodity risk for certain recyclables, particularly newspaper and aluminum metals. Under such contracts, KTI obtains a guaranteed minimum price for the recyclable materials along with a commitment to receive additional amounts if the current market price rises above the floor price. The contracts are generally with large domestic companies that use the recyclable materials in their manufacturing process. In 1998, 66% of the revenues from the sale of recyclable materials of the residential recycling segment were derived from sales under these long-term contracts.

    COMPETITION

    The residential recycling industry is highly competitive and requires substantial capital resources and prior experience to bid on municipal contracts. Competition is both national and regional in nature. Some of the markets in which KTI competes are served by one or more of the large national solid waste companies, such as Waste Management, BFI, Allied Waste and Republic Services, as well as numerous regional and local competitors that offer competitive prices and quality service.

    RAW MATERIALS

    In 1998, the residential recycling segment received 74.2% of its material under long-term agreements with municipalities. These contracts generally provide that all recyclables collected from the municipal recycling programs be delivered to a facility that is owned or operated by KTI. The quantity of material delivered by these communities is dependent on the participation of individual households in the recycling program.

    SEASONALITY

    The residential recycling segment experiences increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the facilities located in Florida experience increased volumes of recyclable materials during the winter months followed by decreases in the summer months in connection with seasonal changes in population.

    EMPLOYEES

    As of December 31, 1998, the residential recycling segment had a total of 522 full-time employees. None of the residential recycling segment's employees have collective bargaining agreements, and KTI considers its employee relations to be good.

COMMERCIAL RECYCLING SEGMENT

    The commercial recycling segment processes and markets paper fibers obtained from commercial customers and brokers paper fibers for KTI's processing facilities and external customers.

    KTI has merged I. Zaitlin and Sons, Inc., a wholly-owned operating subsidiary acquired in August 1997, into KTI Recycling of New England, which remains as the surviving entity.

    On June 4, 1999, KTI sold all of the operating assets of KTI Recycling of Illinois, Inc. to a third party. KTI Recycling of Illinois operated a facility located in Chicago, Illinois, which served the low-grade, post-consumer recycling market.

    COMPETITION

    KTI's waste paper brokerage business and waste paper processing plants face extensive competition. Principal attributes of these markets contributing to such competition are industry-wide overcapacity and continual price pressures.

    CUSTOMERS

    The commercial recycling segment processing facilities provide recycling services to:

    - municipalities;

    - commercial haulers; and

    - commercial waste generators within the geographic proximity of the processing facilities.

    KTI acts as a broker of products, including recyclable material processed at facilities operated by the residential and commercial recycling segments, principally to paper and box board manufacturers in the United States, Canada, Pacific Rim countries, Europe and South America.

    RAW MATERIALS

    The raw materials for KTI's commercial recycling segment generally come from printers and publishing houses and other recyclers and haulers. The waste paper brokered by KTI is generated principally from the commercial recycling segment, the New England facility within the residential recycling segment, from waste generators, and from third party processors.

    SEASONALITY

    The commercial recycling segment experiences increased quantities of newspaper and corrugated containers in November and December, followed by reduced quantities in January, due to increased newspaper advertising and retail activity during the holiday season.

    EMPLOYEES

    As of December 31, 1998, the commercial recycling segment had a total of 480 full time employees. The employees at KTI New Jersey Fibers in Passaic, New Jersey are represented by the Laborers' International Union under three separate collective bargaining agreements. The collective bargaining agreements expire on dates ranging from February 2000 to November 2000. On July 30, 1999, a vote was held among the employees of KTI Recycling of New Jersey to determine whether the employees would be represented by the Laborer's International Union in the collective bargaining process. The employees voted against representation by the union, but there can be no assurance that the union will not challenge the outcome of the vote or that, if challenged, the outcome will be upheld. KTI considers its employee relations to be good.

FINISHED PRODUCTS SEGMENT

    The finished products segment consists primarily of cellulose insulation plants and plastic reprocessing plants.

    INSULATION DIVISION

    The insulation division manufactures cellulose insulation, which is primarily used in the construction of manufactured housing and single family residential homes. KTI believes it is the second largest producer of cellulose insulation in the United States and operates six manufacturing facilities located in Ronda, North Carolina; Tampa, Florida; Phoenix, Arizona; Clackamas, Oregon; Delphos, Ohio; and Waco, Texas. KTI primarily sells the insulation produced by the insulation division to the makers of manufactured housing and insulation contractors throughout the country.

    PLASTICS DIVISION

    The plastics division is a reprocessor of high density polyethylene ("HDPE") plastics collected primarily from residential recycling programs and industrial suppliers. The plastics division obtains a majority of its raw materials from the residential recycling segment. Until August 1998, the plastics division operated three manufacturing facilities located in Reidsville, North Carolina; Rockingham, North Carolina; and Hamlet, North Carolina. In August 1998, KTI closed the Rockingham plant and relocated the equipment to Reidsville and Hamlet.

    The plastics division has a long-term contract with its largest customer that expires on August 31, 2000. This contract requires the customer to purchase a specified quantity of plastic at prices determined by a tolling formula defined in the contract. Sales to this customer in 1998 represented 47.7% of the net revenues of the plastics division (11% of total revenues of the finished products segment). On December 23, 1998 KTI signed a long-term contract with another significant customer.

    COMPETITION

    The insulation industry is highly competitive and requires substantial capital and labor resources.

    - In its insulation manufacturing activities, KTI primarily competes with manufacturers of fiberglass insulation such as Owens Corning, Certainteed and Schuller International. The fiberglass insulation manufacturers currently have a significant market share and are substantially better capitalized than KTI.

    - The largest producer of cellulose insulation is Louisiana Pacific, a large building products manufacturer.

    - KTI believes that it competes with cellulose and fiberglass insulation manufacturers by charging competitive prices and offering a quality product and excellent customer service support.

    The plastics industry is highly competitive and requires substantial capital investment in equipment.

    - The plastics division's primary competition comes from other reprocessors of recycled plastics, as well as suppliers of virgin HDPE resin. These competitors have significantly greater financial and other resources than KTI.

    - The plastics division competes primarily by obtaining a guaranteed stream of quality raw material from KTI's residential recycling segment. KTI believes that it offers competitive pricing because the cost to reprocess plastics requires a lower amount of investment in capital than the manufacturing of virgin plastic resin and usually sells at a lower price per pound. This enables the plastics division to obtain long-term supply contracts with customers to ensure a consistent sales volume for its facilities.

    KTI also competes with several other recycled plastic brokers and direct marketing from plastic recycling plants for post-industrial plastic scrap, and with materials recovery facilities for post-consumer plastics. KTI believes that it will continue to be competitive because of its knowledge of the plastic recycling market and its reputation and relationship with its customers.

    CUSTOMERS

    The insulation division sells its products to manufacturers of manufactured homes, insulation contractors, and retail home improvement stores throughout the United States. The plastics division sells the majority of its products under long-term contracts with two customers located adjacent to the KTI facility.

    RAW MATERIALS

    The primary raw material for the insulation division is newspaper collected from residential recycling programs, including those operated by KTI's residential recycling segment. In 1998, the insulation division purchased 9.1% of the newspaper used by it from the residential recycling segment. It purchased the remaining newspaper from municipalities, commercial haulers, and paper brokers. The chemicals used to make the newspaper fire retardant are purchased from industrial chemical manufacturers located in the United States and South America.

    The plastics division's primary raw materials are baled plastic containers collected from residential recycling programs, such as those operated by KTI's residential recycling segment, and ground material from industrial customers. In 1998, the plastics division purchased 53.0% of its raw material from KTI's residential recycling facilities.

    SEASONALITY

    The insulation division experiences lower sales in November and December because of lower production of manufactured housing due to holiday plant shut downs.

    EMPLOYEES

    As of December 31, 1998, the finished products segment had a total of 258 full time employees. None of the finished product segment's employees have collective bargaining agreements and KTI considers its employee relations to be good.

GOVERNMENTAL REGULATION

    GENERAL

    The operations of KTI's waste handling businesses are subject to extensive governmental regulations at the federal, state, local and provincial levels. KTI believes that its operations are in material compliance with existing laws and regulations material to its business. The laws, rules and regulations that govern the waste handling businesses are very broad and are subject to continuing change and interpretation. KTI cannot assure you that it will be able to obtain or maintain the licenses, permits and approvals necessary to conduct its current business or possible future expansions of its business. The failure to obtain or maintain requisite licenses, permits and approvals or otherwise to comply with existing or future laws, rules and regulations or their interpretations could have a material adverse effect on the operations of the combined company following the merger. The following discussions of statutes, regulations and court decisions are brief summaries, are not intended to be complete and are qualified in their entirety by reference to such statutes, regulations and court decisions.

    ENERGY AND UTILITY REGULATION

    Each of the Maine Energy facility, the Penobscot facility and the Telogia facility has been certified by the Federal Energy Regulatory Commission as a "qualifying small power production facility" under the Public Utility Regulatory Policies Act of 1978, as amended ("PURPA"). PURPA grants an exemption for qualifying facilities from most federal and state laws governing electric utility rates and financial organization. A qualified small power production facility is exempt from the Public Utility

Holding Company Act of 1935 and from certain state laws and regulations governing electric utility rates and financial organization. The rates charged by Maine Energy and Penobscot for acceptance of waste at their facilities are not subject to regulation under existing state and federal law.

    PURPA requires that electric utilities purchase electricity generated by qualifying facilities at a price equal to the purchasing utility's full "avoided cost". Avoided costs are defined by PURPA as the incremental costs to the utility of electric energy or capacity that the utility would generate itself or purchase from another source if it could not purchase from the qualifying facility.

    KTI's waste-to-energy business, which accounted for approximately 42.8% of KTI's revenue during 1998, is dependent upon electric utilities that purchase energy produced at KTI's waste-to-energy plants. Under the Central Maine agreement, the Bangor Hydro agreement and the Florida Power agreement, these utilities have agreed to purchase electricity generated by the KTI waste-to-energy facility at contractually agreed rates. Sales of electricity to these utilities accounted for approximately 54.2% of Maine Energy's, 58.7% of Penobscot's and 81.6% of the Telogia facility's revenues in 1998. In the event of the deregulation of electric utilities, certain electric companies may no longer be financially viable. If the electric utilities with whom KTI has contracts are adversely impacted by deregulation, the utilities may not be able to perform their obligations under their purchase power agreements. The State of Maine has recently enacted deregulation legislation that will require the local utilities to transfer their contracts with Maine Energy and Penobscot to newly formed regulated transmission and distribution companies. The costs of the contracts will be passed through to rate-payers beginning in the year 2000 through these transmission and distribution companies.

    FLOW CONTROL

    From time to time state and local governments have enacted to flow control ordinances. These ordinances generally require that all waste generated in a municipality be directed to a specified disposal site. The enactment of flow control ordinances was authorized by Maine law, and most of the municipalities that Maine Energy and Penobscot serve enacted such ordinances. From the municipality's perspective, having the ordinance in place was a corollary to its agreement to a "put-or-pay" waste handling agreement that requires the municipality to pay a guaranteed annual minimum fee to the waste-to-energy facility regardless of the actual amount of municipal solid waste delivered to the facility.

    In May 1994, in C&A Carbone, Inc. v. Town of Clarkstown, the United States Supreme Court struck down, as an unlawful violation of the "commerce clause" of the United States Constitution, a flow control ordinance enacted by the Town of Clarkstown, New York. KTI does not believe that loss of flow control provisions would adversely impact operations at either the Maine Energy facility or the Penobscot facility. The long-term waste handling agreements for such facilities contractually require the municipalities to pay for waste disposal whether or not the waste is delivered.

    ENVIRONMENTAL LAWS

    While increasing environmental regulation often presents new business opportunities to KTI, it likewise often results in increased operating costs as well. KTI strives to conduct its operations in compliance with applicable laws and regulations, including environmental rules and regulations. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, KTI believes that in the ordinary course of doing business, companies in the environmental services and waste disposal industry are faced with governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities.

    In March 1999, KTI voluntarily disclosed to civil regulatory authorities at the Florida Department of Environmental Protection ("FDEP") violations of a condition of its Clean Water Act waste water discharge permit and related reporting obligations at its Telogia, Florida facility. On July 28, 1999, KTI entered into an administrative consent order with FDEP resolving the state civil aspects of those violations. The violations involved the temperature of the water discharged from the cooling process. Under the consent order, KTI was required to pay penalties and expenses totaling $131,000 and must satisfy certain interim waste water discharge monitoring and reporting requirements, submit and implement a plan of study for the purpose of obtaining a revised permit, and either obtain a revised permit or install additional cooling equipment at the facility. KTI believes it is currently in compliance with the interim requirements.

    Substantial expenditures could result from governmental proceedings. In addition, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of our plants, equipment, and vehicles or any of our operating subsidiaries based on its compliance record. Also, customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would have a negative impact on our business and operations and could have a material adverse impact on our financial results.

    KTI's waste-to-energy, ash recycling and wood processing business activities at its facilities and its transportation and waste disposal business activities are regulated pursuant to federal, state and local environmental laws. Federal laws such as the Clean Air Act of 1990 as amended, and the Clean Water Act and their state analogs govern discharges of pollutants from waste-to-energy facilities to air and water, and other federal, state and local laws such as the Resource Conservation and Recovery Act of 1976, as amended ("RCRA"), comprehensively govern the generation, transportation, storage, treatment and disposal of solid waste. These environmental regulatory laws, and others such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), may make KTI potentially liable in the event of environmental contamination associated with its activities, facilities or properties.

    The environmental regulatory laws and regulations or licenses and permits issued thereunder also establish operational standards, including specific limitations on emissions of certain air and water pollutants. Failure to meet these standards could subject the facilities to enforcement actions and, unless excused by particular circumstances, fines or other liabilities.

    Standards established pursuant to the environmental regulatory laws and governmental policies governing their enforcement may change. For example, new technology may be required or stricter standards may be established for the control of discharges of air or water pollutants or for solid waste or ash handling and disposal. Such future developments could affect the manner in which KTI operates its facilities and could require significant additional capital expenditures to achieve compliance with such requirements or policies and other environmental remediation laws may subject KTI to strict joint and several liability for the costs of remediating contamination associated with contaminated sites, including landfills, at which there has been disposal of residue or other waste handled, transported or processed by KTI and real property owned by KTI that may be contaminated.

    Applications have been made for the air emissions permits for the Maine Energy, Penobscot and Telogia facilities. Under Maine regulatory law, a permit continues in effect provided that a timely application for renewal is made. In Maine Energy's case, the application was submitted in compliance with state mandate during August 1996. In December 1996, a public hearing was held by the Maine Department of Environmental Protection on the application and to address the favorable results of an independently conducted health risk assessment pertaining to Maine Energy.

    In the case of Penobscot, a renewal application was submitted in advance of the deadline. Penobscot is awaiting notification from the state of Maine to finalize approval of the air emission permit.

    KTI believes that the Maine Energy, Penobscot and Telogia facilities are in compliance with the federal Clean Air Act, its implementing regulations and all other applicable regulations and, therefore, KTI anticipates that the permits will be renewed following the hearings. There can be no assurance, however, that new conditions will not be imposed in the permits or that the permits will be renewed.

    In City of Chicago v. Environmental Defense Fund, a case interpreting provisions of RCRA, the United States Supreme Court determined that the generation of ash residue from waste-to-energy facilities in the incineration process is not exempt from hazardous waste regulation. The ash produced at the Maine Energy, Penobscot and the Telogia facilities is typically tested for hazardous wastes and has generally met the requirements of non-hazardous material according to the regulations implementing RCRA promulgated by the Environmental Protection Agency since their adoption. Any ash residue that is designated as hazardous material is disposed of according to regulations governing the disposal of such material. Moreover, KTI's ash residue is disposed in landfills segregated to accept ash residue only, and, to KTI's knowledge, the landfill facilities at which the ash residue is disposed meet or exceed the applicable standards for such facilities under RCRA. Further, KTI has been indemnified by Waste Management of Maine, Inc. with respect to potential environmental liabilities relating to ash residue delivered for disposal by Maine Energy. There can be no assurance, however, that the current regulations governing the testing and disposition of ash residue will not be modified and made more stringent and require operational or technological adjustments at the Maine Energy, Penobscot and the Telogia facilities, which adjustments could have a material adverse effect on the operation of such facilities and the financial viability or profitability of the combined company.

    Maine Energy's waste handling agreements with its host communities of Biddeford and Saco prescribe a set of standards for noise, odor and ash emissions from the Maine Energy facility and impose penalties in the event of non-compliance. Since the Maine Energy facility is sited directly in the commercial area of Biddeford, KTI has implemented stringent operational practices to mitigate the escape of odors from the Maine Energy facility including the use of air lock doors at the waste-hauling trucks' entrance to, and exit from, the facility's tipping floor.

    KTI's Total Waste Management subsidiary is involved in the transportation of both liquid and solid waste. Total Waste Management is a hazardous waste transporter and operates both a hazardous waste and a special waste transfer facility at its Newington, New Hampshire site. Total Waste Management also operates a 700,000 gallon used oil processing and marketing facility at the Newington site.



FORWARD-LOOKING STATEMENTS

     All statements contained herein and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" that are not historical facts, including but not limited to statements regarding the Company's current business strategy, prospective joint ventures, and plans for future development and operations and predictions of future tipping fees, management fees payable to KTI, future compliance with applicable laws and governmental regulations, future capacity and processing amounts and cash flow and its uses, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties, many of which are not within the Control of the Company. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) the availability of sufficient capital to finance the Company's business plan and its other capital needs on terms satisfactory to the Company, (ii) competitive factors such as availability of less expensive waste disposal outlets or expanded recycling programs that may significantly reduce the amount of waste products available to the Company's facilities; (iii) changes in labor, equipment and capital costs; (iv) the ability of the Company to consummate any contemplated joint ventures and/or restructuring on terms satisfactory to the Company; (v) changes in regulations affecting the waste disposal and recycling industries;
(vi) the ability of the Company to comply with the restrictions imposed upon it in connection with its outstanding indebtedness; (vii) future acquisitions or strategic partnerships; (viii) general business and economic conditions; and (ix) other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 2. PROPERTIES


    The following is a summary of the principal properties of KTI as of July 31, 1999.

                                                                             SQUARE
         FACILITY                       TYPE                  LOCATION        FEET               STATUS
---------------------------  ---------------------------  ----------------  ---------  ---------------------------
WASTE-TO-ENERGY
Maine Energy (majority       Power Generation             Biddeford, ME       137,000  Owned
  owned)
Penobscot (majority owned)   Power Generation             Orrington, ME       177,000  Owned
Telogia Facility             Power Generation             Telogia, FL          73,000  Owned
Multitrade-Martinsville      Steam Generation             Martinsville, VA     24,000  Owned
Multitrade-Martinsville      Steam Generation             Martinsville, VA     11,000  Owned
Multitrade-Dupont            Steam Generation             Martinsville, VA      1,300  Lease expiring 2015
American Ash Recycling       Ash Recycling                Nashville, TN        15,000  Note 1
  (majority owned)
Total Waste Management and   Waste Processing             Newington, NH         6,500  Owned
  Specialty Waste
BioFuels                     Waste Processing             Lewiston, ME         14,700  Lease expiring 2015
Cairo Facility               Wood Processing              Cairo, GA             6,000  Owned
KTI Recycling of Canada      Tire Processing              Cambridge,           32,000  Owned
                                                          Ontario, Canada
Administrative               Office Space                 Saco, ME              5,800  Lease expiring 2003
AFA Group                    Mulch Processing             Newark, NJ           70,000  Lease expiring 2004
RESIDENTIAL RECYCLING
Boston Commercial Recycling  MRF                          Charlestown, MA      62,000  Lease expiring 2002
  Plant
Boston Recycling Plant       MRF                          Charlestown, MA      75,000  Lease expiring 2002
Stratford                    MRF                          Stratford, CT        46,000  Note 2
Mecklenburg County           MRF                          Charlotte, NC        90,000  Note 2
Greensboro                   MRF                          Greensboro, NC       42,000  Lease expiring 2003
Camden                       MRF                          Camden, NJ           45,000  Lease expiring 2003
Lee County                   MRF                          Ft. Myers, FL        45,000  Note 2
Morris County                MRF                          Mine Hill, NJ        26,000  Lease expiring 2000
Memphis                      MRF                          Memphis, TN          40,000  Note 1
Washington                   MRF                          Alexandria, VA       50,000  Lease expiring 2005
Hartford                     MRF                          Hartford, CT         45,000  Note 1
Greenville                   MRF                          Greenville, SC       60,000  Lease expiring 2002
West Palm Beach              MRF                          West Palm, FL        70,000  Note 2
Ann Arbor                    MRF                          Ann Arbor, MI        30,000  Note 2
Saginaw                      MRF                          Saginaw, MI          25,000  Owned
Columbia County              MRF                          Claverack, NY        18,000  Owned
Athen/Clarke                 MRF                          Athens, GA           22,000  Owned
Sarasota                     MRF                          Sarasota, FL         33,000  Owned
Administration               Office Space                 Charlotte, NC        20,000  Lease expiring 2003
COMMERCIAL RECYCLING
KTI Recycling of New         MRF/Warehouse                Biddeford, ME        30,000  Owned
  England
KTI Recycling of New         MRF                          Biddeford, ME        12,000  Owned
  England
KTI Recycling of New Jersey  MRF                          Newark, NJ          135,000  Lease expiring 2007
KTI New Jersey Fibers        MRF/Office                   Passaic, NJ          85,000  Lease expiring 2006
K-C International            Office                       Portland, OR          2,352  Lease expiring 2000
K-C International            Office                       Lakewood, NJ          1,865  Lease expiring 2000
FINISHED PRODUCTS
Ronda                        Insulation                   Ronda, NC            77,000  Lease expiring 2005
Tampa                        Insulation                   Tampa, FL            70,759  Lease expiring 2018
Clackamas                    Insulation                   Clackamas, OR        10,000  Lease expiring 2002
Delphos                      Insulation                   Delphos, OH          26,000  Lease expiring 2003
Phoenix                      Insulation                   Phoenix, AZ          31,820  Lease expiring 2004
Waco                         Insulation                   Waco, TX             60,000  Lease expiring 2006
Reidsville                   Plastic Reprocessing         Reidsville, NC       80,000  Lease expiring 2007
Hamlet                       Plastic Reprocessing         Hamlet, NC           46,400  Lease expiring 2000
First State                  Plastic Reprocessing         Wilmington, DE       40,000  Lease expiring 2003
Manner, Power Ship           Office                       Annapolis, MD         2,000  Lease expiring 2003
Seaglass                     Glass Processing             Newark, NJ            5,000  Lease expiring 2007
CORPORATE
Executive Office             Office                       Guttenberg, NJ        5,000  Lease expiring 2001

------------------------
Note 1: The facility is owned and operated by a subsidiary of KTI; however, the land on which the facility is located is owned by the municipality.
Note 2: These properties are owned by the municipalities and operated by a subsidiary of KTI

ITEM 3. LEGAL PROCEEDINGS


    On May 11, 1994, Maine Energy filed a suit in a Maine state court against United Steel Structures, Inc. under a warranty to recover the costs which were, or will be incurred to replace the roof and walls of the Maine Energy tipping and processing building. The judge in the case entered an order awarding Maine Energy approximately $3.3 million plus interest from May 10, 1994, to the date of the filing of the lawsuit, and court costs. The defendant filed an appeal on December 19, 1997. In February 1999, the appellate court reversed the trial court's verdict in favor of KTI and returned the case to the trial court, which ordered a new trial.

    On September 30, 1997 and March 6, 1998, Capital Recycling of Connecticut filed two suits in a Connecticut state court against K-C International, certain officers of K-C International and other parties. The suits allege fraud, tortious interference with business expectancy and violations of the Connecticut Unfair Trade Practices Act. The actions are based on two contracts between Capital and K-C International. The contracts require all disputes to be resolved by arbitration in Portland, Oregon. Pursuant to this requirement, K-C International initiated the arbitration process in Portland, Oregon. Subsequently, the parties agreed to arbitrate the dispute in Hartford, Connecticut. Discovery is now in process and the parties are currently attempting to mediate the dispute before going to arbitration. The plaintiffs are seeking approximately $1.9 million in damages. KTI believes it has meritorious defenses to these claims. If, however, the damages claimed by the plaintiffs are awarded, KTI's business, financial condition and results of operations could be materially adversely affected.

    On September 30, 1998, the Equal Employment Opportunity Commission filed a lawsuit against FCR Tennessee, Inc. in the United States District Court for the Western District of Tennessee, alleging sexual harassment by two managers and a sexually hostile work environment. The complainants seek compensation for past and future pecuniary and non-pecuniary losses as well as punitive damages and potential reinstatement of employment for Valerie L. Jacobs. FCR has retained counsel to defend this suit and has reported the lawsuit to FCR's director's and officer's insurance carrier. Management is currently reviewing the lawsuit. The plaintiffs have demanded $105,000 and KTI has offered $30,000 in settlement. No agreement on a settlement has been reached. KTI's insurance carrier has agreed to defend the case.

    On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of KTI, filed a lawsuit against KTI in the U.S. District Court for the District of New Jersey. The suit alleges breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with KTI. The suit also alleges that KTI inaccurately reported its financial results for the first quarter of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser is seeking a declaratory judgment that, upon closing of the merger, the change of control provision entitles him to receive a severance payment of two years' salary, in the amount of $320,000, and to exercise 132,000 unvested options for KTI common stock. Mr. Kaiser is also seeking damages in the amount of $40,000 for an additional severance payment, as well as undisclosed damages for outstanding salary, bonus and other payments and from his sale of approximately 50,000 shares of KTI common stock resulting from KTI's allegedly inaccurate financial reports.

    On April 6, 1999, Dennis McDonnell filed a lawsuit in a Florida state court against U.S. Fiber, Inc., a subsidiary of FCR. Mr. McDonnell, a former employee of U.S. Fiber, seeks a declaratory judgment regarding his rights and obligations under an employment non-competition agreement and an employment agreement that he previously had signed with two corporations that subsequently were merged with and into U.S. Fiber. KTI is defending the suit and believes it has meritorious defenses.

    On April 15, 1999, C.H. Lee, a former employee of FCR and a former majority shareholder of Resource Recycling, Inc., commenced arbitration proceedings in Charlotte, North Carolina against KTI, FCR and FCR Plastics, Inc. in connection with the acquisition of Resource Recycling by FCR. Mr. Lee alleges that FCR and FCR Plastics acted to frustrate the "earn-out" provisions of the acquisition agreement and thereby precluded Mr. Lee from receiving, or alternatively, reduced, the sums to which he was entitled to under the agreement. He also alleges that FCR and FCR Plastics wrongfully terminated his employment agreement. The claim for arbitration alleges direct charges in excess of $5.0 million and requests punitive damages, treble damages and attorneys fees. KTI, FCR and FCR Plastics responded to the demand, denying liability, and filed a counterclaim for $1.0 million for misrepresentations. KTI believes it has meritorious defenses to these claims. If, however, the damages and charges claimed by Mr. Lee are awarded, KTI's business, financial condition and results of operation could be materially adversely affected.

    On or about April 26, 1999, Salvatore Russo filed an action in the U.S. District Court, District of New Jersey against KTI and two of its principal officers, Ross Pirasteh and Martin J. Sergi, purportedly on behalf of all shareholders who purchased KTI common stock from May 4, 1998 through August 14, 1998. Melanie Miller filed an identical complaint on May 14, 1999. The complaints allege that the defendants made material misrepresentations in KTI's quarterly report on Form 10-Q for the period ended March 31, 1998 in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, concerning KTI allowance for doubtful accounts and net income. The plaintiffs are seeking undisclosed damages. KTI believes it has meritorious defenses to these complaints. On June 15, 1999, Mr. Russo and Ms. Miller, together with Fransisco Munero, Timothy Ryan and Steven Storch, moved to consolidate the two complaints. This motion is currently pending in the District Court of New Jersey.

    On July 1, 1999, Michael P. Kuruc filed a demand for arbitration in Charlotte, North Carolina, seeking approximately $1.0 million for compensation due under an employment agreement that he alleges he has with KTI and losses allegedly suffered in connection with his sale of KTI common stock. KTI believes that it has meritorious defenses and has retained counsel to defend this suit. If, however, the damages claimed by Mr. Kuruc are awarded, KTI's business, financial condition and results of operation could be materially adversely affected.

    KTI is a defendant in certain other lawsuits alleging various claims incurred in the ordinary course of business, none of which, either individually or in the aggregate, KTI believes are material to its financial condition, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

        Not applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS


     The following table sets forth the high and low sale prices for the Common Stock for the periods indicated, as reported on the NASDAQ Company's National Market System under the symbol KTIE.


                                                                                        High               Low
                                                                                       Price              Price
                                                                                      -------            --------
January 1, 1997 through March 31, 1997................................................  9 1/2             7 9/64
April 1, 1997 through June 30, 1997...................................................  9 1/2             7 3/8
July 1, 1997 through September 30, 1997............................................... 14 7/8             8 7/8
October 1, 1997 through December 31, 1997............................................. 17 1/2            14 1/8
January 1, 1998 through March 31, 1998................................................ 17 3/16           15 3/16
April 1, 1998 through June 30, 1998................................................... 23 3/4            16 1/2
July 1, 1998 through September 30, 1998............................................... 25 1/2            15
October 1, 1998 through December 31, 1998............................................. 24 3/8            15 3/4

     On May 12, 1999, the last reported sale price of the Common Stock as reported on the NASDAQ National Market System was $11 3/8 per share. There were 242 record owners of the Company's 13,916,238 outstanding shares of Common Stock as of May 12, 1999.

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

ITEM 6. SELECTED HISTORICAL FINANCIAL INFORMATION



                                                    FISCAL YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------


                                            1998         1997          1996         1995         1994
                                         ----------    ---------     ---------    ---------    ---------
                                               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:
Revenues.............................    $  179,007    $  98,587     $  35,717    $  38,083    $  37,783
Cost of operations...................       144,885       69,296        19,499       18,634       22,656
Selling, general and
  administrative.....................         5,977        2,978         2,389        2,941        2,401
Restructuring charge.................            --           --            --           --           --
Asset impairment charge..............            --           --            --           --           --
Depreciation and amortization........        13,749        6,786         6,694        7,505        2,843
                                         ----------    ---------     ---------    ---------    ---------
                                            164,611       79,060        28,582       29,080       27,900
                                         ----------    ---------     ---------    ---------    ---------
Income from operations...............        14,396       19,527         7,135        9,003        9,883
Other expense, net...................        10,667        4,696         4,427        9,044        9,391
                                         ----------    ---------     ---------    ---------    ---------
Income (loss) from continuing
  operations before minority
  interest, provision (benefit) for
  income taxes, extraordinary item
  and cumulative effect of change in
  accounting principle...............         3,729       14,831         2,708          (41)         492
Minority interest(1).................        (3,702)      (7,244)       (1,185)      (1,287)      (1,920)
                                         ----------    ---------     ---------    ---------    ---------
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes,
  extraordinary item and cumulative
  effect of change in accounting
  principle..........................            27        7,587         1,523       (1,328)      (1,428)
Provision (benefit) for income
  taxes..............................        (3,023)      (2,586)           --           65           --
Extraordinary item...................           351           --         2,248         (148)          --
Loss from discontinued operations....            --           --           714           86           --
Cumulative effect of change in
  accounting principle...............            --           --            --           --           --
                                         ----------    ---------     ---------    ---------    ---------
Net income (loss)....................         2,699       10,173        (1,439)      (1,331)      (1,428)
Accretion and paid and accrued
  dividends on preferred stock.......        (1,133)      (1,408)           --           --           --
                                         ----------    ---------     ---------    ---------    ---------
Net income (loss) available to common
  stockholders.......................    $    1,566    $   8,765     $  (1,439)   $  (1,331)   $  (1,428)
                                         ----------    ---------     ---------    ---------    ---------
                                         ----------    ---------     ---------    ---------    ---------

Per Share Data:

Basic:

  Income (loss) from continuing
    operations.......................    $     0.18    $    1.18     $    0.25    $   (0.26)   $   (0.42)
  Loss from discontinued operations..                                    (0.12)       (0.02)
                                         ----------    ---------     ---------    ---------    ---------
  Income (loss) before extraordinary
    item.............................          0.18         1.18          0.13        (0.28)       (0.42)
  Extraordinary item.................         (0.03)                     (0.37)        0.03
                                         ----------    ---------     ---------    ---------    ---------

  Net income (loss)..................    $     0.15    $    1.18     $   (0.24)   $   (0.25)   $   (0.42)
                                         ----------    ---------     ---------    ---------    ---------
                                         ----------    ---------     ---------    ---------    ---------
Weighted average number of shares
  used in computation...............         10,549        7,404         6,091        5,264        3,409
                                         ----------    ---------     ---------    ---------    ---------
                                         ----------    ---------     ---------    ---------    ---------

Diluted:

  Income (loss) from continuing
    operations.......................    $     0.17    $    1.08     $    0.24    $   (0.26)   $   (0.42)
  Loss from discontinued operations..                                     0.11        (0.02)
                                         ----------    ---------     ---------    ---------    ---------
  Income (loss) before extraordinary
    item.............................          0.17         1.08          0.13        (0.28)       (0.42)
  Extraordinary item.................         (0.03)                     (0.36)        0.03
                                         ----------    ---------     ---------    ---------    ---------

  Net income (loss)..................    $     0.14    $    1.08     $   (0.23)   $   (0.25)   $   (0.42)
                                         ----------    ---------     ---------    ---------    ---------
                                         ----------    ---------     ---------    ---------    ---------
Weighted average number of shares
  used in computation...............         11,398        8,426         6,255        5,264        3,409
                                         ----------    ---------     ---------    ---------    ---------
                                         ----------    ---------     ---------    ---------    ---------


                                                                                        DECEMBER 31,
                                                                    -----------------------------------------------------
                                                                      1998        1997       1996       1995        1994
                                                                    ---------   ---------  ---------  ---------   ---------
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents.........................................  $   9,426   $  11,181  $   5,227  $   6,454   $   7,386
Working capital (deficit)(4)......................................     42,826      21,957      9,084      8,713       8,517
Property and equipment, net.......................................    213,669     164,753     99,126     86,363      91,989
Total assets......................................................    436,485     252,487    133,615    132,906     131,383
Long-term obligations, less current maturities....................    202,153      74,473     34,949    107,398     121,979
Redeemable preferred stock........................................         --      25,132         --         --          --
Total stockholders' equity (deficit)..............................     98,187      59,716     10,599      6,881      (3,911)


------------------------------
(1) Minority interest for the year ended December 31, 1997, includes $4,620 and $102 for preacquisition earnings of PERC and AARNE, respectively. Minority interest for the year ended December 31, 1994 includes $1,367 of preacquisition earnings of Maine Energy.

(2) An adjustment for shares issued during the twelve month period prior to the Company's initial registration statement has been made.

(3) All periods reflect the effect of a 5% common stock dividend declared by the Board of Directors on February 28, 1997 and paid March 28, 1997.

(4) See "ITEM 7 -- Management's Discussion and Analysis of Financial
    Condition and Results of Operations" for a discussion of factors such as accounting changes, business combinations and dispositions of business operations that materially affect the comparability of information reflected herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (ALL AMOUNTS IN THOUSANDS UNLESS OTHERWISE INDICATED)



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



     In June 1998, PERC refinanced its bonds payable. In connection with the refinancing of PERC's bonds payable, the Bangor Hydro PPA was amended whereby BHE, which purchases the power from PERC, made a one-time payment of $6.0 million in cash and issued a non-interest bearing note due in 16 quarterly payments of $250,000 commencing on October 1, 1998 (the "BHE Payments") and issued warrants to a subsidiary of the Company to purchase shares of BHE common stock. The $6.0 million payment, the present value of the BHE payments (approximately $3.6 million) and the warrants valuation of approximately $3.8 million were deferred and are being amortized over the term of the BHE Power Purchase Agreement (19 years). Beginning as of the date of the amended waste disposal agreement, BHE is entitled to receive a one-third share of PERC's distributable cash.



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



     The Plastics Division has a long-term contract with its largest customer, which expires on August 31, 2000. This contract requires the customer to purchase a specified quantity of plastic at prices determined by a tolling formula defined in the contract. On December 23, 1998, the Company signed a long-term contract with another large customer. Both customers produce finished products adjacent to the Plastics Division facility in Reidsville, North Carolina.



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

           COMPARISON OF YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                          YEAR ENDED DECEMBER 31, (DOLLARS IN THOUSANDS)
                                                ------------------------------------------------------------------
                                                        1998                   1997                  1996
                                                ---------------------  --------------------  ---------------------
Revenues......................................  $  179,007      100.0% $  98,587      100.0% $   35,717      100.0%
Cost of operations............................     156,664       87.5%    75,864       77.0%     26,048       72.9%
                                                ----------  ---------  ---------  ---------  ----------  ---------
  Gross Profit................................      22,343       12.5%    22,723       23.0%      9,669       27.1%
Selling, general and administrative...........       7,947        4.4%     3,196        3.2%      2,534        7.1%
                                                ----------  ---------  ---------  ---------  ----------  ---------
Income from operations........................      14,396        8.1%    19,527       19.8%      7,135       20.0%
Interest expense, net.........................      10,667        6.0%     5,086        5.2%      4,464       12.5%
Other income, net.............................          --                  (390)     (0.4)%        (37)     (0.1)%
                                                ----------  ---------  ---------  ---------  ----------  ---------
  Income from continuing operations before
    minority interest, benefit for income
    taxes and extraordinary item..............       3,729        2.1%    14,831       15.0%      2,708        7.6%
Minority interest.............................       3,702        2.1%     2,522        2.6%      1,185        3.3%
Pre-acquisition earnings......................          --                 4,722        4.8%         --
                                                ----------  ---------  ---------  ---------  ----------  ---------
Income from continuing operations before
  benefit for income taxes and extraordinary
  item........................................          27        0.0%     7,587        7.6%      1,523        4.3%
Benefit for income taxes......................      (3,023)     (1.7)%    (2,586)     (2.6)%         --
                                                ----------  ---------  ---------  ---------  ----------  ---------
  Income before extraordinary item............       3,050        1.7%    10,173       10.2%      1,523        4.3%
Discontinued operations--Loss from
  discontinued operations (including a loss on
  disposal of $549 and a provision for income
  taxes of $200)..............................          --                    --                    714        2.0%
                                                ----------  ---------  ---------  ---------  ----------  ---------
  Income (loss) before extraordinary
    item......................................       3,050        1.7%    10,173       10.2%        809        2.3%
Extraordinary item--Loss on early
  extinguishment of debt, net of minority
  interest and taxes..........................         351        0.2%        --                  2,248        6.3%
                                                ----------  ---------  ---------  ---------  ----------  ---------
  Net income (loss)...........................       2,699        1.5%    10,173       10.2%     (1,439)     (4.0)%
Accretion and accrued and paid dividends on
  preferred stock.............................      (1,133)     (0.6)%    (1,408)     (1.4)%         --
                                                ----------  ---------  ---------  ---------  ----------  ---------
  Net income (loss) available to common
    shareholders..............................  $    1,566        0.9% $   8,765        8.8% $   (1,439)     (4.0)%
                                                ----------  ---------  ---------  ---------  ----------  ---------
                                                ----------  ---------  ---------  ---------  ----------  ---------

    YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997

REVENUES

    Consolidated revenue for the year ended December 31, 1998, compared with the same period in 1997, increased approximately $80.4 million or 81.6%.

    WASTE-TO-ENERGY SEGMENT

    The total revenues for the waste-to-energy segment were approximately $76.7 million for the year ended December 31, 1998, compared to approximately $74.2 million for the same period in 1997. This is an increase of approximately $2.5 million or 3.4%.

    Revenues in the waste-to-energy segment were primarily produced from waste processing and electric power sales. Total tons received by Maine Energy and Penobscot increased 2.0% and 4.1%, respectively, in 1998, compared to 1997. These increases were due to higher municipal solid waste disposal rates in the areas close to the facilities, which improved the competitive pricing position for Maine Energy and Penobscot. Waste processing revenues decreased by approximately $2.0 million or 8.3% for the year. This decrease was due to higher performance credits due to the restructuring of the Bangor Hydro power purchase agreement. This decrease was reduced by an approximately 5.0% increase in the prices charged per ton during 1998 versus 1997 and additional revenues from the Total Waste Management acquisition, offset by a 12.2% decrease in volume versus 1997 as a result of lower volumes at Timber Energy Resources' Cairo facility.

    Electric power revenues increased about $8.0 million or 20.4% during the year. Revenue for the year increased due to the restructuring of the Bangor Hydro power purchase agreement in the second quarter. In connection with the restructuring of the Bangor Hydro power purchase agreement, we received $6.0 million in cash and an agreement from Bangor Hydro to pay us $250,000 per quarter over the next four years, a total of $4.0 million. Bangor Hydro also issued warrants to purchase one million shares of Bangor Hydro common stock to the partners of Penobscot. Our share, which was based upon our ownership percentage at Penobscot, was approximately 713,000 warrants. The estimated fair market value of these warrants at the date of issue was $5.35 per warrant. The $6.0 million in cash, the present value of the payments from Bangor Hydro of approximately $3.6 million, and the fair value of the warrants of approximately $3.8 million were recorded as a customer advance and are being amortized over the life of the Bangor Hydro power purchase agreement. The amount recorded as revenue for the year ended December 31, 1998 was $0.5 million. The remaining increase in revenues resulted from the acquisition of Multitrade, the 3% increase in the price per kilowatt hour charged during 1998, and the 1% increase in kilowatt hours as a result of a shorter down period for Timber Energy Resources' Cairo Facility in 1998.

    RESIDENTIAL RECYCLING SEGMENT

    This segment includes the residential recycling plants of FCR. This segment posted revenues of approximately $11.8 million for 1998. This segment had no revenues for the same period in 1997 because the acquisition was completed in 1998.

    COMMERCIAL RECYCLING SEGMENT

    Total revenue for this segment for the year ended December 31, 1998 was approximately $68.1 million compared to $17.7 million for the same period in 1997. This is an increase in sales of approximately $50.4 million compared to the same period in 1997. The increase in revenues is primarily the result of a full year of operations in 1998 compared to five months of operations for K-C International and six weeks of operations for KTI Recycling of Illinois, KTI Recycling of New England and KTI Recycling of New Jersey in 1997, and the KTI New Jersey Fibers acquisitions. These increases were partially offset by lower commodity prices for paper fibers in 1998.

    FINISHED PRODUCTS SEGMENT

    Total revenue for this segment for the year ended December 31, 1998 was approximately $22.3 million compared to approximately $6.5 million for the same period in 1997. This represents an increase of approximately $15.8 million. The increase in revenues primarily resulted from the acquisitions discussed above, which were partially offset by lower revenues at Manner due to decreases in plastic prices in 1998.

COSTS AND EXPENSES

    WASTE-TO-ENERGY SEGMENT

    Cost of operations in this segment was approximately $59.1 million during the year ended December 31, 1998, compared to approximately $54.4 million during 1997. This represents an increase of approximately $4.7 million or 8.6%. The increase was primarily a result of the Total Waste Management and Multitrade acquisitions discussed above, which had total costs of operations of approximately $5.3 million. These increases were offset by a decrease in costs at Timber Energy Resources of approximately $1.1 million. Timber Energy Resources incurred additional costs during 1997 due to an extended shutdown at its Telogia Facility.

    RESIDENTIAL RECYCLING SEGMENT

    Cost of operations in this segment was approximately $10.4 million for 1998. We acquired the FCR facilities during 1998.

    COMMERCIAL RECYCLING SEGMENT

    Cost of operations in this segment for the year ended December 31, 1998 was approximately $68.6 million in 1998 compared to approximately $17.2 million in 1997. This represents an increase of approximately $51.4 million compared to the same period in 1997. This increase is due primarily to the acquisition of KTI New Jersey Fibers in August 1998 as well as the inclusion of K-C International and the KTI Recycling of Illinois, KTI Recycling of New England and KTI Recycling of New Jersey facilities for a full year in 1998 compared to five months of operations for K-C International and six weeks of operations for each of the Illinois, New England and New Jersey facilities in 1997.

    FINISHED PRODUCTS

    Cost of operations in this segment for the year ended December 31, 1998 was approximately $21.5 million compared to approximately $6.4 million in 1997. The increase was primarily a result of the acquisitions discussed above and was partially offset by lower purchase prices at Manner due to decreases in plastics prices in 1998.

OTHER ITEMS

    Selling, general and administrative expenses increased by approximately $4.8 million during 1998 compared to 1997. Other than costs added through recent acquisitions, we have added administrative staff to develop and install corporate-wide information systems; to develop and support a formal strategic planning and budgeting process; to support company-wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal analytical systems to identify revenue enhancement and cost savings programs in newly acquired entities.

    Interest expenses increased approximately $5.6 million or 109.7% during 1998 compared to the same periods in 1997. These increases are principally related to increased borrowings on our line of credit in order to fund several acquisitions, the conversion of the Series B Preferred Stock to convertible debt, and the premium of approximately $1.4 million on the conversion of the debt to equity. These increases were partially offset by lower interest rates at Penobscot because of the refinancing of the outstanding bonds and lower debt levels at Maine Energy.

    The income tax benefit was approximately $3.0 million for 1998 compared to approximately $2.6 million in 1997. The income tax benefit includes a credit of approximately $3.2 million in 1998 and $5.1 million in 1997, due to the reduced valuation allowance for deferred tax assets as a result of the determination that we will be able to utilize net operating loss carryforwards.

    The extraordinary loss represents the loss on early retirement of the Penobscot bonds of approximately $0.4 million net of minority interest and income tax benefits.

    YEAR ENDED DECEMBER 31, 1997 COMPARED WITH YEAR ENDED DECEMBER 31, 1996

REVENUES

    WASTE-TO-ENERGY

    Revenue increased by approximately $38.5 million during the year ended December 31, 1997 compared to 1996. The net increase was a result of both increased sales of approximately $30.8 million and the consolidation of Penobscot for financial reporting purposes during 1997, which includes approximately $23.6 million of revenues from the period prior to the date we acquired our controlling interest in Penobscot, and approximately $4.5 million for a full year effect of certain acquisitions during 1997.

    COMMERCIAL RECYCLING

    Sales of recyclables increased to approximately $24.2 million in 1997 as a result of acquiring I. Zaitlin & Sons, K-C International and the KTI Recycling of Illinois, KTI Recycling of New England and KTI Recycling of New Jersey facilities in 1997.

COSTS AND EXPENSES

    WASTE-TO-ENERGY

    Electric power waste handling operating costs increased by approximately $28.3 million, for the year ended December 31, 1997 compared to 1996. The increase was a result of consolidation of Penobscot in 1997, which led to costs and expenses of approximately $17.8 million in 1997, which includes approximately $13.1 million of costs and expenses from the period prior to the date we acquired our controlling interest in Penobscot, and a full year effect of certain acquisitions.

    COMMERCIAL RECYCLING

    The approximately $23.6 million increase in recycling costs was primarily caused by the 1997 acquisitions of K-C International, Zaitlin and the KTI Recycling of Illinois, KTI Recycling of New England and KTI Recycling of New Jersey facilities, as well as the inclusion of Manner for the entire year of 1997 compared to only one month in 1996. These costs primarily reflect the costs of acquired recyclables for resale.

OTHER ITEMS

    Expenses related to sales, administrative and general items increased by approximately $0.7 million or 26.1% for the year ended December 31, 1997 compared to 1996. This increase was primarily caused by salaries of additional management personnel and associated expenses resulting from the acquisitions of K-C International, Zaitlin and the KTI Recycling of Illinois, KTI Recycling of New England and KTI Recycling of New Jersey facilities in 1997, as well as the inclusion of Timber Energy Resources and Manner for a full year in 1997 compared to only five weeks for 1996.

    Depreciation and amortization for the year ended December 31, 1997 increased by approximately $2.7 million or 40.4% compared to 1996. The increase resulted from the consolidation of Penobscot in 1997, which includes approximately $3.0 million of depreciation and amortization from the period prior to the date we acquired our controlling interest in Penobscot, and the full year effect in 1997 of certain acquisitions, offset by a decrease in depreciation at Maine Energy due to the full year effect of the change in estimated useful lives of property, plant and equipment beginning in the fourth quarter of 1996.

    Interest, net increased by approximately $0.6 million or 13.9% for the year ended December 31, 1997 compared to 1996. This increase resulted from consolidating Penobscot, which includes approximately $2.2 million of interest from the period before the date when we acquired our controlling interest, and including a full year of interest for acquisitions during the fourth quarter of 1996. These increases were partially offset by a decrease in interest expense as a result of the repayments of $64.5 million in outstanding bonds and $29.5 million in subordinated debt at Maine Energy and a continued reduction in our outstanding debt.

    Equity in net income of Penobscot was eliminated as a result of the consolidation of Penobscot for 1997. Pre-acquisition minority earnings of approximately $4.6 million for the nine month period ended September 30, 1997 are included in minority interest in 1997.

    Loss on sale of investments in 1996 was related to sales of securities in connection with the early retirement of debt at Maine Energy. None of these transactions occurred in 1997.

    The tax benefit of approximately $2.6 million in 1997 is the result of a reduction in our valuation allowance on net deferred tax assets. Our ability to use our net operating loss carry forwards is limited as discussed below. The tax benefit recorded in 1997 is based on management's evaluation that we will be able to use all net operating loss and alternative minimum credit carry forwards that are available to offset 1998 and 1999 income.

LIQUIDITY AND CAPITAL RESOURCES


    We are a holding company and receives certain of its cash flows from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with PERC's equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding subordinated debt balance of approximately $12.9 million as of December 31, 1998 before partners' cash distributions can begin (approximately $8.6 million of these notes are owned by the Company). TERI's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and TERI and liquidity and capital resources of each of Maine Energy, PERC and TERI independently.


    We operate in industries that require high levels of capital investment. Our capital requirements basically stem from (i) our working capital for ongoing operations, (ii) capital expenditures for new plants and equipment and (iii) business acquisitions. Our strategy has been to meet these capital needs from internally generated funds that are not contractually restricted, drawings under our lines of credit, collateralized equipment financing and proceeds from the sale of our common stock.


    On May 28, 1998 KeyBank increased its credit line to the Company from $22.0 million to $30.0 million. On July 10, 1998, KTI closed on a $150.0 million acquisition credit line from KeyBank. This line of credit can be utilized to fund acquisitions, capital expenditures and for working capital. As of December 31, 1998, the Company was out of compliance with one of the covenants of the agreement with KeyBank, for which a waiver was received prior to December 31, 1998. On May 12, 1999, the Company signed an amendment to the agreement with KeyBank in which the covenants were amended. Management of the Company believes that the Company will remain in compliance with the covenants in the amended agreement. However, the Company's ability to meet these covenants is dependent on its ability to substantially achieve its operating plan. Upon the consummation of the merger, this line of credit will be replaced by the credit facility of the combined company. However, no assurances can be given that the conditions of the merger will be satisfied or that the merger will be consummated.

    If the merger is not consummated, KTI will be required to modify the financial covenants or obtain an additional waiver from the lender. The lender is under no obligation to amend the financial covenants or provide such a waiver. KTI management believes that KTI will either obtain an additional waiver or an amendment to the financial covenants; however, there can be no assurances that this can be accomplished.

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

    We believe Maine Energy's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for Maine Energy for the year ended December 31, 1999 are expected to be approximately $1.0 million, of which $0.2 million has been set aside in the above mentioned reserve accounts.


    PENOBSCOT


    PERC has financed its operations and capital expenditures primarily by cash flow from operations. Cash provided by operations was approximately $5.8 million in 1998 compared to approximately $11.3 million in 1997. PERC's capital expenditures were approximately $0.8 million and $0.4 million during 1998 and 1997, respectively.

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

    We believe Penobscot's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Penobscot plans capital expenditures for the year ending December 31, 1999 of approximately $1.1 million, which has largely been set aside in the reserve accounts.


    TIMBER ENERGY RESOURCES


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

    We believe Timber Energy Resources' cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. We expect capital expenditures for Timber Energy Resources for the year ending December 31, 1999 to be approximately $0.4 million. Timber Energy Resources intends to finance the requirements through cash flow from operations.


TAX LOSS CARRYFORWARDS


    At December 31, 1998, we had net operating loss carryforwards of approximately $51.0 million for income tax purposes that expire in years 2002 through 2018 and are subject to the limitations described below. In addition, we have general business credit carryforwards of approximately $0.5 million that expire in the years 1999 through 2006 and alternative minimum tax credit carryforwards of approximately $0.9 million that are not subject to limitation.


    The Tax Reform Act of 1986 enacted a complex set of rules limiting the potential utilization of net operating loss and tax credit carryforwards in periods following a corporate "ownership change." In general, for federal income tax purposes, an ownership change occurs if the percentage of stock of a loss corporation owned, actually, constructively and, in some cases, deemed, by one or more "5% shareholders" increases by more than fifty (50) percentage points over the lowest percentage of such stock owned during a three-year testing period.

    During 1994, we had such a change in ownership. As a result of the change, our ability to use our net operating loss carryforwards and general business credits will be limited to approximately $1.2 million of taxable income, or approximately $0.4 million of equivalent credit per year. This limitation may be increased if we recognize a gain on the disposition of an asset that had a fair market value greater than its tax basis on the date of the ownership change.

    In connection with the acquisition of Timber Energy Resources, FCR and Total Waste Management, we recorded net operating loss carryforwards of approximately $25.6 million, $12.5 million and $0.5 million, respectively, which are included in the total of $55.4 million in loss carryforwards and which are also subject to a corporate "ownership change". As a result of the change, our ability to use the net operating loss carryforwards related to these entities is limited to approximately $1.0 million, $3.2 million and $0.1 million, respectively, per year.

ENVIRONMENTAL CONTINGENCIES

    While increasing environmental regulation often presents new business opportunities to us and our subsidiaries, it likewise often results in increased operating costs as well. We and our subsidiaries strive to conduct our operations in full compliance with applicable laws and regulations, including environmental rules and regulations. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we believe that in the ordinary course of doing business, companies in the environmental services and waste disposal industry face governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or to expend funds for remedial work on waste management facilities.


    In March 1999, KTI voluntarily disclosed to civil regulatory authorities at the Florida Department of Environmental Protection ("FDEP") violations of a condition of its Clean Water Act waste water discharge permit and related reporting obligations at its Telogia, Florida facility. On July 28, 1999, KTI entered into an administrative consent order with FDEP resolving the state civil aspects of those violations. The violations involved the temperature of the water discharged from the cooling process. Under the consent order, KTI was required to pay penalties and expenses totaling $0.1 million and must satisfy certain interim waste water discharge monitoring and reporting requirements, submit and implement a plan of study for the purpose of obtaining a revised permit, and either obtain a revised permit or install additional cooling equipment at the facility. KTI believes it is currently in compliance with the interim requirements.


    As of June 30, 1999, no pending governmental environmental enforcement proceedings exist for which we or any of our subsidiaries believe that potential monetary sanctions will exceed $0.1 million. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on our earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for the operation of our or our subsidiaries' plants, equipment, and vehicles based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would negatively impact our business and operations and could have a material adverse impact on our financial results.

INFLATION

    Inflation has had a minimal effect on our operating costs in the past three years. Most of our operating expenses are inflation sensitive, with increases in inflation generally resulting in increased costs of operation. The effect of inflation-driven cost increases on each of our project's overall operating costs is not expected to be greater for such projects than for our competitor's projects. In addition, each of Maine Energy's and Penobscot's contracts and the majority of our residential recycling contracts allow us to increase waste processing fees paid by municipal customers annually based on inflation.

YEAR 2000 ISSUE

    Year 2000 compliance is the ability of computer hardware and software to respond to the problems posed by the fact that computer programs have traditionally been written using two digits rather than four to define the applicable year. As a consequence, unless modified, computer systems will not be able to differentiate between the year 2000 and 1900. Systems must also recognize the Year 2000 as a leap year. Failure to address this problem could result in system failures and the generation of erroneous data. This could potentially impact our ability to perform our obligations under long-term contracts, which could result in legal and other liabilities that would have a material adverse effect.

    We are in the process of contacting our customers and vendors and have received letters from each of our applications vendors stating that the majority of our information technology systems, such as accounting, data processing, plant operations systems and telephone/PBX systems, are Year 2000 compliant. Several insignificant software applications that represent 20% of our applications are not Year 2000 compliant. We plan to replace or upgrade these applications with compliant versions by the end of the third quarter of 1999. We have also begun an assessment of our non-information technology systems, such as our security systems and telephones, to determine if they are Year 2000 compliant. We plan to initiate formal communications with the vendors of our remaining non-information technology systems. Based on our assessment to date, we believe that our non-information technology systems will be Year 2000 compliant prior to the Year 2000.

    We have also begun an assessment of our significant vendors, suppliers, and service providers to determine the extent to which we are vulnerable to those third parties' failure to remediate their own Year 2000 compliance issues. To date, we believe, based on information published or otherwise provided by the third parties, that all of their systems are or will be Year 2000 compliant. We plan to initiate formal communications with significant remaining third parties. Based on our assessment to date, we believe that our significant vendors, suppliers and service providers will be Year 2000 compliant prior to the Year 2000.

    The following table summarizes the status of our Year 2000 compliance program:


                                    ASSESSMENT         REMEDIATION           TESTING          IMPLEMENTATION
                                ------------------  ------------------  ------------------  ------------------
Information Technology........   85% Complete        65% Complete        65% Complete        65% Complete

                                                    Expected            Expected            Expected
                                                    completion date,    completion date,    completion date,
                                                    September 1999      September 1999      September 1999

Operating Equipment with         75% Complete       60% Complete        60% Complete        60% Complete
Embedded Chips or Software....

                                                    Expected            Expected            Expected
                                                    completion date,    completion date,    completion date,
                                                    June 1999           June 1999           June 1999

3(rd) Party...................  80% Complete for    80% Complete for    80% Complete for    80% Complete for
                                system interface.   system interface.   system interface.   system interface.
                                66% Complete for
                                all other material  Develop             Expected            Expected
                                exposures.          contingency plans   completion date     completion date
                                                    as appropriate,     for system          for system
                                                    June 1999.          interface work,     interface work,
                                                                        June 1999           June 1999
                                Expected                                                    Implement
                                completion date                                             contingency plans
                                for surveying all                                           or other
                                remaining third                                             alternatives as
                                parties, June                                               necessary,
                                1999                                                        June 1999.


    We have also conducted tests of all of our internal information and non-information technology systems and all of our system interfaces with significant vendors, suppliers and service providers to ensure Year 2000 compliance. All of our accounting and data processing equipment is based on microcomputer hardware and related software. 80% of this equipment has been certified as Year 2000 compliant by the applicable manufacturer or developer. However, we have determined that the plant control systems may contain embedded technology that is not Year 2000 compliant. We have ordered the vendor of the hardware containing the embedded logic boards to replace the hardware that is not Year 2000 compliant with hardware that is Year 2000 compliant. In addition, these systems will be tested during scheduled shutdown periods at the plants during the second and third quarters of 1999. However, despite our efforts to ensure that our internal systems and the systems of our significant vendors, suppliers and service providers are Year 2000 compliant, we cannot guarantee that the failure of certain systems will not have a material adverse effect on us.



    To date, we have used internal resources to reprogram or replace, test, and implement the software and hardware modifications for Year 2000. Our only costs have been the salary costs of our internal staff of four. To date, we have incurred approximately $0.05 million (30% expensed and 70% capitalized for new systems and equipment), related to all phases of the Year 2000 project. We estimate that the remaining project costs will be less than $0.1 million for the purchase of new software and hardware and approximately $0.1 million of internal resources. Although we currently expect to be able to complete our Year 2000 compliance program using only internal resources, we cannot guarantee that we be able to do so.



    The most significant risk identified by us is the inability of the power plants to generate electric power. We have received assurances that the process control systems will be Year 2000 compliant with the installation of new hardware components. We will perform a complete test of the systems during the planned shutdown periods that are to be completed by the end of the third quarter of 1999. In addition, we have developed contingency plans for this risk as well as other internal and external applications which involve manual workarounds, increasing inventories and adjusting staffing strategies. This risk could cause a default under our power purchase agreements with customers or a loss of electric power revenue. We are unable to reasonably estimate the impact of this risk; however, there can be no guarantee that this risk will not have a material adverse effect on us. We also cannot guarantee that we have identified all the significant risks associated with Year 2000 compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

    Recent accounting pronouncements that are not required to be adopted as of June 30, 1999, include the following Statement of Financial Accounting Standards ("SFAS") and the American Institute of Certified Public Accountants Statements of Position ("SOP"):

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which we will be required to adopt as of January 1, 2001, establishes standards for derivative instruments including those embedded in other contracts and for hedging activities. The new standard requires us to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial statements.

    SOP 98-1, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE will be required to be adopted by us as of January 1, 2000. Our current policy falls within the guidelines of SOP 98-1.


ITEM 7a.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK


    KTI currently utilizes no material derivative financial instruments which expose it to significant market risk. KTI is exposed to cash flow and fair value risk due to changes in interest rates with respect to its debt. The table below presents principal cash flows and related weighted average interest rates of the KTI's debt at June 30, 1999 by expected maturity dates. Weighted average variable rates are based on forward rates in United States Government Treasury Constant Maturities at June 30, 1999. Forward rates should not be considered a predictor of actual future interest rates.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                 (IN THOUSANDS)

                                1999       2000        2001       2002       2003     THEREAFTER   FAIR VALUE
                             ----------  ---------  ----------  ---------  ---------  -----------  ----------

Fixed Rate Debt............  $    5,696  $   8,071  $    7,509  $   8,153  $   3,088   $  50,466   $   83,115

Average Interest Rate......        6.60%      6.50%       7.30%      6.30%      6.27%       5.04%

Variable Rate Debt.........     155,092                                                            $  155,092

Average Interest Rate......        8.53%


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENATARY DATA


     The consolidated financial statements of the Company for the year ended December 31, 1998 and 1997 with regard to consolidated balance sheets, and the years ended December 31, 1998, 1997 and 1996, with regard to consolidated statements of income, shareholders' equity and cash flows, together with the reports of independent auditors thereon and related schedules appear on pages F-1 to S-7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The following table sets forth information concerning the directors and executive officers of the Company.



Name                                Age                                Position
----                                ---                                --------
Ross Pirasteh..................     61                 Chairman of the Board of Directors
Paul A. Garrett................     52                 Vice Chairman of the Board of Directors
Martin J. Sergi................     41                 President and Director
Brian J. Noonan................     39                 Chief Financial Officer
David E. Hill..................     57                 Chief Operating Officer and Senior Vice President
Robert E. Wetzel...............     61                 Senior Vice President, General Counsel & Secretary
Samuel M. Zaitlin..............     50                 Senior Vice President
Dibo Attar.....................     59                 Director
Ken (Kook Joo) Choi............     56                 President of K-C International and Director
Paul Kleinaitis................     40                 Director
Jack Polak.....................     86                 Director
Wilbur L. Ross, Jr. ...........     61                 Director
George Mitchell................     64                 Director
Carlos Aguero..................     46                 Director



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

                          SUMMARY COMPENSATION (1)(2)



                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                   AWARDS (3)
                                                                                   SECURITIES           ALL OTHER
                                                                                   UNDERLYING         COMPENSATION
    NAME AND PRINCIPAL POSITION        YEAR       SALARY ($)     BONUS ($)(4)     OPTIONS (#)             ($)(5)
    ---------------------------        ----       ----------     ------------     -----------             ------
Martin J. Sergi ...............        1998        $227,885               0          100,000           $490,447
  President                            1997         210,000               0           75,000              7,000
                                       1996         203,461        $145,000           26,250              6,000

Ross Pirasteh .................        1998        $227,885               0          100,000                  0
  Chairman of the Board                1997         208,750         $50,000           75,000             $7,000
                                       1996         155,000               0           26,250                  0

Ken (Kook Joo) Choi ...........        1998        $170,912               0            5,000                  0
  Senior Vice President                1997          76,154               0                0                  0
                                       1996               0               0                0                  0

David E. Hill .................        1998        $152,385               0           25,000            $56,394
  Senior Vice President                1997         132,115               0           20,000              7,000
                                       1996         114,038         $32,303           21,000              5,854



                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                   AWARDS (3)
                                                                                   SECURITIES           ALL OTHER
                                                                                   UNDERLYING         COMPENSATION
    NAME AND PRINCIPAL POSITION        YEAR       SALARY ($)     BONUS ($)(4)     OPTIONS (#)             ($)(5)
    ---------------------------        ----       ----------     ------------     -----------         ------------
Robert E. Wetzel ..............        1998        $152,885               0           25,000            $53,662
  Senior Vice President,               1997         152,885               0           15,000              7,000
  Secretary, & General Counsel         1996         151,923               0           10,500              3,115


----------------

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

PLANS

      1994 LONG-TERM INCENTIVE AWARD PLAN. The Company has adopted the 1994 Long-Term Incentive Award Plan (the "KTI Incentive Plan") covering 383,333 shares of Common Stock pursuant to which officers and key employees of the Company and its subsidiaries designated as senior executives are eligible to receive incentive andor nonstatutory stock options, awards of shares of Common Stock and stock appreciation rights (a "Right"). An additional 500,000 shares of Common Stock were made available to be granted under the KTI Incentive Plan in 1997. A further 500,000 shares were made available in 1998. The KTI Incentive Plan, which expires on July 6, 2004 (the "Termination Date"), is administered by the Compensation Committee of the Board of Directors (the "Committee"). The purposes of the KTI Incentive Plan are to assist in attracting, retaining, and motivating senior executives and to promote the identification of their interests with those of the shareholders of the Company.

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

                      OPTION GRANTS IN LAST FISCAL YEAR
                              INDIVIDUAL GRANTS


                                                                                                 POTENTIAL REALIZABLE
                                               % OF TOTAL                                        VALUE AT ASSUMED ANNUAL
                                 NUMBER OF       OPTIONS                                          RATES OF STOCK PRICE
                                SECURITIES     GRANTED TO                                        APPRECIATION FOR OPTION
                                UNDERLYING      EMPLOYEES    EXERCISE OF                                  TERM
                                  OPTIONS       IN FISCAL     BASE PRICE                         ------------------------
                                  GRANTED         YEAR        ($/SHARE)   EXPIRATION DATE         5% ($)        10% ($)
-------------------             -----------    ----------    ------------ ---------------        --------    ------------
Martin J. Sergi ............       6,000          0.44%       $ 18.2875    January 2, 2008       $ 52,757    $   149,001
                                  19,000          1.39%         16.6250    January 2, 2008        198,652        503,423
                                  75,000          5.50%         16.6250    January 2, 2008        784,153      1,987,198

Ross Pirasteh ..............       6,000          0.44%         16.6250    January 2, 2008       $ 62,732     $  158,977
                                  19,000          1.39%         16.6250    January 2, 2008        198,652        503,423
                                  75,000          5.50%         16.6250    January 2, 2008        784,153      1,987,198

Ken (Kook Joo) Choi ........       5,000          0.37%         16.6250    January 2, 2008       $ 52,277     $  132,480

David E. Hill ..............       6,000          0.44%         16.6250    January 2, 2008       $ 62,732     $  158,976
                                   9,000          0.66%         16.6250    January 2, 2008         94,099        238,464

Robert E. Wetzel ...........       6,000          0.44%         16.6250    January 2, 2008       $ 62,732     $  158,976
                                   9,000          0.66%         16.6250    January 2, 2008         94,099        238,464



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

               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR-END OPTION VALUES



                                                                           NUMBER OF
                                                                          SECURITIES
                                                                          UNDERLYING         VALUE OF UNEXERCISED
                                                                         UNEXERCISED             IN-THE-MONEY
                                            OPTIONS EXERCISED          OPTIONS AT FISCAL       OPTIONS AT FISCAL
                                                 IN 1998                    YEAR END (#)        YEAR END ($)(1)
                                    ---------------------------------- -----------------     --------------------
                                      SHARES
                                    ACQUIRED ON                            EXERCISABLE/           EXERCISABLE/
                                     EXERCISE        VALUE REALIZED ($)   UNEXERCISABLE          UNEXERCISABLE
                                     --------        ------------------   -------------          -------------
Martin J. Sergi ...............       68,381            $ 630,644         87,525  97,842    $  700,054  $971,321

Ross Pirasteh .................            0            $      --        124,318  76,931    $1,144,264  $688,994

Ken (Kook Joo) Choi ...........            0            $      --            916    4084    $    4,580  $ 20,420

David E. Hill .................       32,458            $ 453,956         13,700  51,351    $  169,679  $598,130

Robert E. Wetzel ..............        7,875            $  83,527         17,824  41,050    $  217,235  $466,050


-------------------
(1) The closing price of the Common Stock ($21.625) as quoted on the Nasdaq National Market System on December 31, 1998 was used to determine the value of unexercised in-the-money status of these options.

      The following table sets forth certain information with respect to long-term incentive compensation awarded to the chief executive officer and the four most highly compensated executive officers during KTI's fiscal year ending December 31, 1998.

                            LONG-TERM INCENTIVE PLAN



                                                             NAME OF
                                                            SECURITIES
                                                            UNDERLYING
                                                             OPTIONS
NAME                                                           (#)
-----                                                       -----------
Ross Pirasteh ........................................      100,000
  Chairman of the Board

Martin J. Sergi ......................................      100,000
  President

Ken (Kook Joo) Choi ..................................        5,000
  Senior Vice President

David E. Hill ........................................       25,000
  Senior Vice President

Robert E. Wetzel .....................................       25,000
  Senior Vice President, General Counsel and Secretary


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



                               QUARTER ENDING

ECO-FAC Index includes 78 Companies in the environmental business, including Haulers, Environmental consulting firms, Water Treatment firms, etc.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth stock ownership information as of March 31, 1999 concerning (i) each person (including any "group" as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to own beneficially more than 5% of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors and named executive officers, and (iii) all directors and executive officers of the Company as a group. Each shareholder had sole voting and investment power with respect to such shares. Except as otherwise indicated, the address of each party listed below is co KTI, Inc., 7000 Boulevard East, Guttenberg, New Jersey 07093.


                                                              AMOUNT AND
                                                               NATURE OF
                                                               BENEFICIAL                    PERCENTAGE
NAME AND ADDRESS OF BENEFICIAL OWNER                          OWNERSHIP (1)              BENEFICIALLY OWNED
------------------------------------                          -------------              ------------------
Ross Pirasteh.....................................              551,714(2)                     4.0%
Paul A. Garrett...................................              392,716(3)                     2.9%
Martin J. Sergi...................................            1,035,514(4)                     7.5%
David E. Hill.....................................               36,108(5)                        *
Robert E. Wetzel..................................              105,199(6)                        *
Carlos Aguero.....................................                8,084                           *
Dibo Attar........................................               30,773(7)                        *
Ken (Kook Joo) Choi...............................              207,123(8)                      1.5%
W. Chris Hegele...................................              118,389(9)                        *
Paul Kleinaitis...................................               14,227(10)                       *
Jack Polak........................................               30,956(11)                       *
Wilbur Ross.......................................                7,500(12)                       *
All executive officers and directors as a group
 (14 persons).....................................            2,726,584                        19.2%


------------------
  *   Less than one percent.

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

     (b) The following consolidated financial statement schedule of the Company is filed as part of this report:

          Schedule I -- Condensed Financial Information of Registrant
          Schedule II -- Valuation of Qualifying Accounts

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

 10.75    Warrant to purchase 7,500 shares of KTI, Inc. Common Stock at $16.25 per share issued to Wilbur L. Ross dated as of January 1, 1998(24)

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

 10.78    Commitment Letter from the Finance Authority of Maine dated February
          13,1998 regarding willingness to refinance Electric Rate Stabilization
          Bonds for Penobscot Energy Recovery Company, Limited Partnership(25)

 10.79    Letter of Intent dated April 17, 1998 by and between KTI, Inc. and FCR,
          Inc. describing the intended purchase of FCR, Inc. by KTI, Inc.(26)



 10.80    Exchange Notice, dated June 5, 1998, notifying shareholders of the
          Series B Preferred Stock of KTI's intent to convert such stock into Subordinated Convertible Notes ("the Exchange Notes") bearing interest at 8.75%(27)

 10.81    Stock Purchase Agreement dated June 16, 1998 by and between KTI, Inc.
          and the Shareholders of Multitrade Group, Inc.(28)

 10.82    Warrant to purchase 17,500 shares of KTI, Inc. Common Stock at $22.25 per share issued to George Mitchell dated as of June 22, 1998(24)

 10.83    Amendment No. 2 to Power Purchase Agreement, entered into as of the
          26th day of June, 1998 by and between Penobscot Energy Recovery
          Company, Limited Partnership, a Maine limited partnership, and Bangor-Hydro Electric Company, a Maine corporation.(29)

 10.84    Second Amended and Restated Waste Disposal Agreements between Penobscot
          Energy Recovery Company and the Municipal Review Committee, Inc. dated as of June 26, 1998(29)

 10.85    Loan Agreement by and between Finance Authority of Maine and Penobscot
          Energy Recovery Company, Limited Partnership dated as of June 26, 1998(29)

 10.86 KTI, Inc. Limited Guaranty dated as of June 26, 1998 on loan agreement in Exhibit 10.85(29)

 10.87 Bangor Hydro-Electric Company Warrant to Purchase Common Stock issued to PERC Management Company Limited Partnership dated as of June 26,
          1998(29)

 10.88    Third Amended and Restated Agreement of Limited Partnership of
          Penobscot Energy Recovery Company, Limited Partnership dated as of June
          26, 1998(29)

 10.89    Surplus Cash Agreement dated as of June 26, 1998 among Penobscot Energy
          Recovery Company, Limited Partnership, Bangor Hydro-Electric Company and Municipal Review Committee, Inc.(29)

 10.90    Revolving Credit Agreement dated July 10, 1998 among KTI, Inc. and the
          Subsidiary Borrowers, Jointly and Severally as the Borrower, KeyBank
          National Association and other financial institutions as Lenders and KeyBank National Association, as Agent, regarding $150,000,000 Line of
          Credit.(30)

 10.91 Agreement and Plan of Merger dated as of July 22, 1998 by and between KTI, Inc. and FCR, Inc.(31)

 10.92    Fairness opinion letter issued to KTI, Inc. by Donaldson, Lufkin &
          Jenrette dated as of July 7, 1998.(31)

 10.93    Asset Purchase Agreement, dated as of August 5, 1998, by and among
          First State Recycling, Inc., a Delaware corporation, and KTI
          Environmental Consulting, Inc., a Delaware corporation.(32)

 10.94    Asset Purchase Agreement between KTI New Jersey Fibers, Inc. and
          Atlantic Coast Fibers, Inc. dated as of August 21, 1998.(33)

 10.95    Asset Purchase Agreement between KTI New Jersey Fibers, Inc., PGC
          Corporation and Gaccione Bros. & Co., Inc. dated as of August 21, 1998.(33)

 10.96    Agreement and Plan of Merger, dated July 22, 1998, between KTI, Inc.,
          KTI Acquisition Sub, Inc., FCR, Inc. and certain securityholders of
          FCR, Inc.(34)

 10.97    Employment Agreement, dated August 28, 1998, between KTI, Inc. and Paul
          A. Garrett.(34)

 10.98    Employment Agreement, dated August 28, 1998, between KTI, Inc. and
          Brian J. Noonan.(34)

 10.99    Warrant to purchase 7,500 shares of KTI, Inc. Common Stock at $15.3125 per share issued to Carlos Aguero dated as of August 28, 1998(24)

 10.100   Warrant to purchase 7,500 shares of KTI, Inc. Common Stock at $15.3125 per share issued to W. Christopher Hegele dated as of August 28, 1998(24)



 10.101 Agreement and Plan of Reorganization dated as of October 28, 1998, by and among KTI Specialty Waste Services, Inc., Russell Stull Company,
          Capitol City Transfer, Inc. and TWTS, Inc., all Maine corporations and
          Russell G. Stull.(35)

 10.102   Purchase and Sale Agreement between KTI Environmental Group, Inc. and
          CNA Realty Corp, Inc. dated as of December 30, 1998.(36)

 10.103 Investment Agreement dated as of December 29, 1998 between and among KTI, Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc.(37)

 10.104 Letter Loan Agreement between KTI, Inc. and CNA Realty Corp, Inc. dated as of December 29, 1998 between and among KTI, Inc., Oakhurst Company,
          Inc. and Oakhurst Technology, Inc.(37)

 10.105   Pledge Agreement dated as of December 29, 1998 between and among KTI,
          Inc., Oakhurst Company, Inc. and Oakhurst Technology, Inc.(37)

 10.106   Intercreditor Agreement between KTI, Inc. and Finova Capital
          Corporation dated as of December 29, 1998(37)

 10.107   Non-Exclusive License to Use Technology between KTI, Inc. and Oakhurst
          Technology, Inc. dated as of December 29, 1998(37)

 10.108   Operating and Maintenance Agreement, dated as of December 29, 1998 by and between New Heights Recovery & Power, LLC and KTI Operations, Inc.(37)

 10.109   Agreement and Plan of Merger, dated January 12, 1999, by and among
          Casella Waste Systems, Inc., Rutland Acquisition Sub, Inc. and KTI,
          Inc.(38)

 10.110   Stock for Stock Reorganization Agreement by and among Anthony A.
          Peterpaul, Frank Peterpaul, Anthony Peterpaul, The AFA Group, Inc., AFA
          Pallet Group, Inc., Advanced Enterprises Recycling, Inc., Allied
          Equipment & Sales Corp., Inc., American Supplies Sales Group, Inc.,
          Artic, Inc., Atlantic Transportation Technologies, Inc., Agro Products,
          Inc. and KTI Recycling of New Jersey, Inc., dated as of January 27,
          1999(39)

 21       List of all subsidiaries of Registrant

*23       Consent of Ernst & Young LLP


--------------------
 (1) Filed as an Exhibit to Registrant's Current Report on Form 8-K dated September 16, 1997.

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

                                         KTI, INC. (Registrant)

                                         By: /s/ Ross Pirasteh
                                            ------------------------------------
                                            Ross Pirasteh
                                            Chairman of the Board

Date:  October 29, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Signature                          Title                            Date
---------                          -----                            ----
                           Chairman of the Board                October 29, 1999
----------------------
Ross Pirasteh

                           Chief Financial Officer              October 29, 1999
----------------------     (Principal Executive Financial
Brian J. Noonan            and Accounting Officer)


                           President and Director               October 29, 1999
----------------------
Martin J. Sergi

                           Vice Chairman and Director           October 29, 1999
----------------------
Paul A. Garrett


By:          *
   -------------------
Paul Kleinaitis            Director                             October 29, 1999


By:          *
   -------------------
George Mitchell            Director                             October 29, 1999


By:          *
   -------------------
Wilbur Ross                Director                             October 29, 1999


By:         *
   -------------------
Dibo Attar                 Director                             October 29, 1999


By:          *
   -------------------
Jack Polak                 Director                             October 29, 1999


By:         *
   -------------------
Kenneth Choi               Director                             October 29, 1999



Signature                          Title                            Date
---------                          -----                            ----

By:         *
   -------------------
Carlos Aguero              Director                             October 29, 1999


By:         *
   -------------------
H. Christopher Hegele      Director                             October 29, 1999


By:         *
   -------------------


------------------------
* /s/ of Martin J. Sergi Attorney-in-Fact

                                   KTI, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                             ---------
The following consolidated financial statements and schedules of KTI, Inc.:
Consolidated Financial Statements of KTI, Inc.:
  Report of Independent Auditors...........................................................................        F-2
  Consolidated Balance Sheets at December 31, 1998 and 1997................................................        F-3
  Consolidated Statements of Operations for each of the three years in the period ended December 31,
    1998...................................................................................................        F-4
  Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period
    ended December 31, 1998................................................................................        F-5
  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31,
    1998...................................................................................................        F-6
  Notes to Consolidated Financial Statements...............................................................        F-8
Financial Statements of Penobscot Energy Recovery Company:
  Report of Independent Auditors...........................................................................       F-41
  Statement of Income for the year ended December 31, 1996.................................................       F-42
  Statement of Changes in Partners' Capital for the year ended December 31, 1996...........................       F-43
  Statement of Cash Flows for the year ended December 31, 1996.............................................       F-44
  Notes to Financial Statements............................................................................       F-45

The following consolidated financial statement schedules of KTI, Inc.:
  Report of Independent Auditors on Financial Statement Schedules..........................................        S-1
I Condensed Financial Information of Registrant............................................................        S-2
II Valuation and Qualifying Accounts.......................................................................        S-7


    All other schedules for which provision is made in the applicable accounting regulations of the Securities Exchange Act of 1934 are not required under the related instructions or are inapplicable, and therefore have been omitted.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
KTI, Inc.

We have audited the accompanying consolidated balance sheets of KTI, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2, the previously issued financial statements for each of the three years in the period ended December 31, 1998 have been restated to reflect the deferral of revenue related to certain proceeds received in connection with the restructuring of a power purchase agreement and the sale of electric generating capacity with two utilities.

                                          ERNST & YOUNG LLP

Hackensack, New Jersey
March 30, 1999, except for the
second paragraph of Note 9, as to
which the date is August 27, 1999,
Note 2 as to which the date is
August 30, 1999 and the first
paragraph of Note 21 as to which
the date is September 23, 1999

                                   KTI, INC.

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                       DECEMBER 31,   DECEMBER 31,
                                                                                           1998           1997
                                                                                       -------------  -------------
                                               ASSETS
Current Assets
  Cash and cash equivalents..........................................................    $   9,426      $  11,181
  Restricted funds...................................................................       19,088         13,103
  Accounts receivable, net of allowances of $1,313 and $294..........................       29,272         22,126
  Consumables and spare parts........................................................        4,483          4,041
  Inventory..........................................................................        4,866          1,219
  Notes receivable--officers/shareholders and affiliates.............................        1,858             29
  Other receivables..................................................................        4,158            461
  Deferred taxes.....................................................................        4,832          2,751
  Other current assets...............................................................        3,370            793
                                                                                       -------------  -------------
    Total current assets.............................................................       81,353         55,704

Restricted funds.....................................................................        4,350          6,527
Notes receivable--officers/shareholders and affiliates...............................        1,534             81
Other receivables....................................................................        3,025            271
Other assets.........................................................................        6,167          1,768
Deferred taxes.......................................................................        1,407
Deferred costs, net of accumulated amortization of $1,610 and $676...................        5,268          2,911
Goodwill and other intangibles, net of accumulated amortization of $4,354 and
  $1,422.............................................................................      119,712         19,535
Deferred project development costs...................................................                         937
Property, equipment and leasehold improvements, net of accumulated depreciation of
  $27,724 and $18,369................................................................      213,669        164,753
                                                                                       -------------  -------------
    Total assets.....................................................................    $ 436,485      $ 252,487
                                                                                       -------------  -------------
                                                                                       -------------  -------------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable...................................................................    $  14,940      $   8,779
  Accrued expenses...................................................................        9,313          3,990
  Debt, current portion..............................................................        9,775         19,794
  Other current liabilities..........................................................        4,499          1,184
                                                                                       -------------  -------------
    Total current liabilities........................................................       38,527         33,747

Other liabilities....................................................................        4,227          1,918
Debt, less current portion...........................................................      202,153         74,473
Minority interest....................................................................       12,437         14,077
Deferred revenue.....................................................................       61,396         68,556
Customer advance.....................................................................       12,788
Convertible subordinated notes.......................................................        6,770

Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized;
  Series A; non-voting; par value $8 per share; 447,500 shares authorized, issued and
    outstanding in 1997..............................................................                       3,732
  Series B; voting; par value $25 per share; 8.75%, 880,000 shares authorized;
    856,000 shares issued and outstanding in 1997....................................                      21,400
  Common stock; no par value (stated value $.01 per share);
    authorized 40,000,000 in 1998 and 20,000,000 in 1997, issued and outstanding
    13,266,204 and 8,912,630 shares in 1998 and 1997, respectively...................          133             89
Additional paid-in capital...........................................................      115,026         52,762
Accumulated deficit..................................................................      (16,972)       (18,267)
                                                                                       -------------  -------------
Total stockholders' equity...........................................................       98,187         59,716
                                                                                       -------------  -------------
    Total liabilities and stockholders' equity.......................................    $ 436,485      $ 252,487
                                                                                       -------------  -------------
                                                                                       -------------  -------------

                            SEE ACCOMPANYING NOTES.

                                   KTI , INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                 YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                            1998           1997          1996
                                                                        -------------  ------------  ------------
Revenues..............................................................  $     179,007  $     98,587  $     35,717
Cost of operations....................................................        156,664        75,864        26,048
                                                                        -------------  ------------  ------------
  Gross Profit........................................................         22,343        22,723         9,669
Selling, general and administrative...................................          7,947         3,196         2,534
                                                                        -------------  ------------  ------------
  Income from operations..............................................         14,396        19,527         7,135
Interest expense, net.................................................        (10,667)       (5,086)       (4,464)
Other income, net.....................................................                          390            37
                                                                        -------------  ------------  ------------
  Income from continuing operations before minority interest, benefit
  for income taxes and extraordinary item.............................          3,729        14,831         2,708
Minority interest.....................................................          3,702         2,522         1,185
Pre-acquisition earnings..............................................                        4,722
                                                                        -------------  ------------  ------------
  Income from continuing operations before benefit for income taxes
  and extraordinary item..............................................             27         7,587         1,523
Benefit for income taxes..............................................         (3,023)       (2,586)
                                                                        -------------  ------------  ------------
  Income from continuing operations before extraordinary item.........          3,050        10,173         1,523
Discontinued operations
  Loss from discontinued operations (including a loss on disposal of
  $549 and provision for income taxes of $200)........................                                        714
                                                                        -------------  ------------  ------------
  Income before extraordinary item....................................          3,050        10,173           809
Extraordinary item--Loss on early extinguishment of debt, net of
  minority interest and in 1998, taxes................................            351                       2,248
                                                                        -------------  ------------  ------------
  Net income (loss)...................................................          2,699        10,173        (1,439)
Accretion and accrued and paid dividends on preferred stock...........         (1,133)       (1,408)
                                                                        -------------  ------------  ------------
  Net income (loss) available to common shareholders..................  $       1,566  $      8,765  $     (1,439)
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Net income (loss) per common share:
Basic:
  Income from continuing operations before
  extraordinary item..................................................  $        0.18  $       1.18  $       0.25
  Loss from discontinued operations...................................                                      (0.12)
                                                                        -------------  ------------  ------------
  Income before extraordinary item....................................           0.18          1.18          0.13
  Extraordinary item..................................................          (0.03)                      (0.37)
                                                                        -------------  ------------  ------------
  Net income (loss)...................................................  $        0.15  $       1.18  $      (0.24)
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
  Weighted average number of shares used in computation...............     10,548,570     7,403,681     6,090,956
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Diluted:
  Income from continuing operations before
  extraordinary item..................................................  $        0.17  $       1.08  $       0.24
  Loss from discontinued operations...................................                                      (0.11)
                                                                        -------------  ------------  ------------
  Income before extraordinary item....................................           0.17          1.08          0.13
  Extraordinary item..................................................          (0.03)                      (0.36)
                                                                        -------------  ------------  ------------
  Net income (loss)...................................................  $        0.14  $       1.08  $      (0.23)
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
  Weighted average number of shares used in computation...............     11,398,151     8,426,190     6,255,088
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

                            See accompanying notes.

                                   KTI, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AMOUNTS)

                                                                             SERIES A               SERIES B         COMMON
                                                                         PREFERRED STOCK        PREFERRED STOCK       STOCK
                                                                      ----------------------  --------------------  ---------
                                                                       SHARES      AMOUNT      SHARES     AMOUNT     SHARES
                                                                      ---------  -----------  ---------  ---------  ---------
Balance at December 31, 1995........................................                                                5,946,973
  Net loss..........................................................
  Issuance of common stock for:
    Exercise of options.............................................                                                   55,346
    Exercise of warrants............................................                                                   41,183
    Conversion of debt..............................................                                                  725,015
    Business combinations...........................................                                                   68,249
  Issuance of stock purchase warrants...............................
                                                                      ---------  -----------  ---------  ---------  ---------
Balance at December 31, 1996........................................                                                6,836,766
  Net income........................................................
  Issuance of preferred stock and common stock purchase warrants....    487,500   $   3,376
  Accretion of preferred stock......................................                    700
  Issuance of preferred stock and common stock purchase warrants....                            856,000  $  21,400
  Issuance of common stock and common stock purchase warrants for:
    Exercise of options.............................................                                                   85,353
    Exercise of warrants............................................                                                  692,771
    Conversion of debt..............................................                                                  618,609
    Conversion of preferred stock...................................    (40,000)       (344)                           40,000
    Employee savings plan contribution..............................                                                    4,117
    Business combinations...........................................                                                  635,014
  Dividends paid on Series B Preferred Stock........................
                                                                      ---------  -----------  ---------  ---------  ---------
Balance at December 31, 1997........................................    447,500       3,732     856,000     21,400  8,912,630
  Net income........................................................
  Accretion of preferred stock......................................                     42
  Issuance of common stock and common stock purchase warrants for:
    Exercise of options.............................................                                                  235,682
    Exercise of warrants............................................                                                  411,894
    Non-employee director's compensation............................
    Conversion of preferred stock:
      Series A......................................................   (447,500)     (3,774)                          447,500
      Series B......................................................                           (856,000)   (21,400)    25,531
    Conversion of debt..............................................                                                1,283,399
    Employee savings plan contribution..............................                                                    4,215
    Business combinations...........................................                                                1,945,353
  Tax benefit realized from stock option transactions...............
  Dividends paid on Series B Preferred Stock........................
  Additional costs related to preferred stock issuance..............
                                                                      ---------  -----------  ---------  ---------  ---------
Balance at December 31, 1998........................................                                                13,266,204
                                                                      ---------  -----------  ---------  ---------  ---------
                                                                      ---------  -----------  ---------  ---------  ---------


                                                                                   ADDITIONAL   ACCUMULATED
                                                                        AMOUNT       PAID-IN      DEFICIT       TOTAL
                                                                      -----------  -----------  ------------  ---------
Balance at December 31, 1995........................................   $      59    $  33,427    $  (26,606)  $   6,880
  Net loss..........................................................                                 (1,439)     (1,439)
  Issuance of common stock for:
    Exercise of options.............................................           1          280                       281
    Exercise of warrants............................................                      225                       225
    Conversion of debt..............................................           7        4,045                     4,052
    Business combinations...........................................           1          455                       456
  Issuance of stock purchase warrants...............................                      144                       144
                                                                           -----   -----------  ------------  ---------
Balance at December 31, 1996........................................          68       38,576       (28,045)     10,599
  Net income........................................................                                 10,173      10,173
  Issuance of preferred stock and common stock purchase warrants....                      422                     3,798
  Accretion of preferred stock......................................                     (700)
  Issuance of preferred stock and common stock purchase warrants....                   (1,416)                   19,984
  Issuance of common stock and common stock purchase warrants for:
    Exercise of options.............................................           1          502                       503
    Exercise of warrants............................................           7        3,611                     3,618
    Conversion of debt..............................................           6        4,901                     4,907
    Conversion of preferred stock...................................           1          343
    Employee savings plan contribution..............................                       35                        35
    Business combinations...........................................           6        6,488                     6,494
  Dividends paid on Series B Preferred Stock........................                                   (395)       (395)
                                                                           -----   -----------  ------------  ---------
Balance at December 31, 1997........................................          89       52,762    $  (18,267)     59,716
  Net income........................................................                                  2,699       2,699
  Accretion of preferred stock......................................                      (42)
  Issuance of common stock and common stock purchase warrants for:
    Exercise of options.............................................           2        1,894                     1,896
    Exercise of warrants............................................           4        1,648                     1,652
    Non-employee director's compensation............................                      205                       205
    Conversion of preferred stock:
      Series A......................................................           4        3,770
      Series B......................................................           1          300                   (21,099)
    Conversion of debt..............................................          13       15,686                    15,699
    Employee savings plan contribution..............................                       41                        41
    Business combinations...........................................          20       38,122                    38,142
  Tax benefit realized from stock option transactions...............                      738                       738
  Dividends paid on Series B Preferred Stock........................                                 (1,404)     (1,404)
  Additional costs related to preferred stock issuance..............                      (98)                      (98)
                                                                           -----   -----------  ------------  ---------
Balance at December 31, 1998........................................   $     133    $ 115,026    $  (16,972)  $  98,187
                                                                           -----   -----------  ------------  ---------
                                                                           -----   -----------  ------------  ---------

                            See accompanying notes.

                                   KTI, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------

                                                                                          (IN THOUSANDS)
OPERATING ACTIVITIES
Net income (loss).............................................................  $    2,699  $   10,173  $   (1,439)
Adjustments to reconcile net income to net cash provided by
  operating activities:
    Loss on disposal of discontinued operations...............................                                 550
    Extraordinary loss........................................................         351                   2,248
    Depreciation and amortization.............................................      13,749       6,786       6,694
    Minority interest, net of distributions...................................       1,114       2,522       1,185
    Deferred revenue and customer advance.....................................      (7,807)     (7,281)     (4,854)
    Deferred income taxes.....................................................      (3,913)     (2,751)
    Provision for losses on accounts receivable...............................       1,289         193
    Interest accrued and capitalized on debt..................................       1,109         906       1,451
    Write-off of deferred project development costs...........................         937
    Non-cash directors' compensation..........................................         205
    Premium for conversion of convertible debt to common stock................       1,370
    Other non-cash charges....................................................         187         (83)        262
    Equity in net income of subsidiaries, net of distributions................                                (198)
    Loss on sale of debt securities...........................................                                 296
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................       1,866      (2,458)      4,703
      Consumables, spare parts and inventory..................................      (1,104)         71        (842)
      Other receivables.......................................................       1,206         244        (258)
      Other assets............................................................      (1,172)       (503)     (1,410)
      Accounts payable and accrued expenses...................................      (9,038)      1,285      (3,283)
      Other liabilities.......................................................      (1,867)        218        (187)
    Proceeds from sale of electric generating capacity, net of transaction
      costs...................................................................                              80,691
                                                                                ----------  ----------  ----------
Net cash provided by operating activities.....................................       1,181       9,322      85,609

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements...................      (8,581)     (5,072)     (3,412)
Proceeds from sale of assets..................................................         460         203         469
Proceeds from sale of discontinued operation..................................                               5,005
Deferred project development costs............................................                     (45)       (910)
Net change in restricted funds:
    Cash equivalents..........................................................      (3,251)     (2,149)         (3)
    Debt securities available-for-sale........................................                               5,579
Purchase of additional partnership interests..................................      (2,410)    (14,532)       (792)
Cash acquired in purchase of additional partnership interests.................                   5,375
Purchase of businesses, net of cash acquired..................................     (55,499)    (17,548)     (2,958)
Investment in unconsolidated affiliate........................................        (865)
Notes receivable--officers/shareholders and affiliates........................      (1,400)        340          (9)
Proceeds from sale of business................................................       1,985
                                                                                ----------  ----------  ----------
Net cash provided by (used in) investing activities...........................     (69,561)    (33,428)      2,969

                                   KTI, INC.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1998        1997        1996
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
FINANCING ACTIVITIES
Deferred financing costs......................................................      (3,901)     (1,265)     (1,188)
Net borrowings on lines of credit.............................................     133,573      30,107       8,786
Proceeds from issuance of debt................................................      44,995
Additional preferred stock issuance costs.....................................         (98)      4,121         506
Proceeds from customer advance, net...........................................       5,900
Proceeds from sale of common stock............................................       3,548
Proceeds from sale of preferred stock.........................................                  23,782
Dividends paid................................................................      (1,404)       (395)
Principal payments on debt....................................................    (115,988)    (26,290)    (97,909)
                                                                                ----------  ----------  ----------
Net cash provided by (used in) financing activities...........................      66,625      30,060     (89,805)
                                                                                ----------  ----------  ----------
Increase (decrease) in cash and cash equivalents..............................      (1,755)      5,954      (1,227)
Cash and cash equivalents at beginning of year................................      11,181       5,227       6,454
                                                                                ----------  ----------  ----------
Cash and cash equivalents at end of year......................................  $    9,426  $   11,181  $    5,227
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid.................................................................  $    8,864  $    2,792  $    6,145
Taxes paid....................................................................         150          75

NON CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligations entered into for lease of equipment.................       1,725         347
Purchase of businesses and additional partnership interest, net of cash acquired:
    Working capital surplus (deficit), net of cash acquired...................      (1,772)      6,293       1,311
    Property, equipment and leasehold improvements............................      48,277      67,660       8,012
    Purchase price in excess of net assets acquired...........................     102,866      14,235       3,256
    Other assets..............................................................       4,466         667         591
    Non-current liabilities...................................................      57,786      55,659       8,964
    Common stock and common stock purchase warrants issued....................      38,142       6,494         456

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

    There are significant restrictions on the ability of certain of the Company's subsidiaries to distribute assets to the Company. These restrictions result from the terms of certain indebtedness and provisions of other agreements with third parties. These subsidiaries include the Company's majority-owned consolidated subsidiaries, Maine Energy Recovery Company ("Maine Energy") and Penobscot Energy Recovery Company ("PERC") and the Company's wholly-owned subsidiary Timber Energy Resources, Inc. ("TERI"). At December 31, 1998, the net assets of these subsidiaries was $51,551.

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

2. RESTATEMENT


    The Company's balance sheets as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 have been restated. The restatement is a result of the Securities and Exchange Commission's review of the Company's proxy materials related to the prospective merger with Casella Waste Systems (See note 21). The restatement relates to revenue recognized as a result of the restructuring of a power purchase agreement and the sale of electric generating capacity by two of the Company's majority-owned subsidiaries with its customers, BHE and CMP, which were completed in 1998 and 1996, respectively (See notes 4 and 5). At the time of these transactions, the Company had recognized revenues representing a portion of the cash received in 1996 and the total consideration received in 1998. After discussions with the staff of the Securities and Exchange Commission, the Company agreed to defer these amounts and recognize them over the term of the respective power purchase and capacity purchase agreements to comply with generally accepted accounting principles. In addition, performance credits previously reported as expense have been reclassified as a reduction of

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

2. RESTATEMENT (CONTINUED)
revenues. The impact of the restatement on the Company's consolidated financial results as originally reported is summarized as follows:

                                                         AS REPORTED                         RESTATED
                                               --------------------------------  --------------------------------
                                                  1998       1997       1996        1998       1997       1996
                                               ----------  ---------  ---------  ----------  ---------  ---------
Revenues.....................................  $  192,977  $  96,157  $  68,508  $  179,007  $  98,587  $  35,717
Income before extraordinary item.............       7,069      8,092     15,914       3,050     10,173        809
Net income (loss)............................       6,718      8,092     13,666       2,699     10,173     (1,439)
Net income (loss) available to common
  shareholders...............................       5,585      6,684     13,666       1,566      8,765     (1,439)
Net income (loss) per share:
  Basic......................................        0.53       0.90       2.25        0.15       1.18      (0.24)
  Diluted....................................        0.49       0.83       2.05        0.14       1.08      (0.24)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of KTI and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation. As described in Note 6, during 1997 the Company acquired in two transactions certain limited partnership interests in PERC aggregating 64.29%. Prior to these transactions, the Company was a 7.00% owner and the managing general partner of PERC. As a result of the Company's aggregate ownership interest, PERC's financial statements have been included in the Company's consolidated statement of income for the year ended December 31, 1997. The consolidated statement of income includes PERC's operations for the year ended December 31, 1997 as though the acquisition had occurred at the beginning of the year and includes adjustments to eliminate minority interest and the pre-acquisition earnings of PERC attributable to the partnership interests acquired as of the respective dates. Prior to 1997, the Company's investment in PERC was accounted for under the equity method based on the Company's significant influence over its financial and operating policies.

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
SIGNIFICANT CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK

    Within the Waste-to-Energy segment, Maine Energy, PERC and TERI each sell electricity to the local electric utility in their respective geographic locations (Central Maine Power Company, ("CMP"), Bangor Hydro Electric Company ("BHE") and Florida Power Company ("FPC"), respectively). Electric power revenue from such utilities during 1998 totaled approximately $19,326, $14,676 and $5,593, respectively, and $18,780, $17,492 and $5,126, respectively, in 1997 and $21,441 in 1996 for CMP. Accounts receivable from CMP, BHE and FPC were $1,393, $3,166 and $472, respectively, at December 31, 1998 and $2,163, $3,212 and $454,
respectively, at December 31, 1997. In addition, Maine Energy and PERC earn substantial portions of their waste handling revenues from municipalities in their respective geographic regions in the state of Maine. TERI also earns a significant portion of its revenue from a large national paper manufacturer. Such revenues are earned under the terms of long-term agreements. American Ash Recycling of Tennessee, Ltd. ("AART") earns a substantial portion of its revenues as the result of a contract with the City of Nashville, Tennessee.

    Although less than 10% of consolidated revenue, a significant portion of sales of recyclables in the Commercial segment is to international (including Pacific Rim countries, South America and Europe) and domestic paper manufacturers. The Company performs periodic credit evaluations of these customers. Although the Company's exposure to credit risk associated with non-payment by paper manufacturers is affected by conditions within the paper industry and the general economic condition of countries within the Pacific Rim, South America and Europe, a significant portion of outstanding receivables are supported through letters of credit either issued, confirmed or discounted by banks located in the United States. No single paper manufacturer or customer exceeded 5% of the Company's total accounts receivable at December 31, 1998.

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
INVENTORIES

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

REVENUE RECOGNITION

    Revenues from the sale of electricity to local utilities are recorded at the contract rate specified in each entity's power purchase agreement ("PPA") as it is delivered. Revenue includes the portion of the deferred gain on the sale of electric generating capacity at Maine Energy (see Note 5) which is being amortized on a straight-line basis over the term of the capacity agreement (eleven years). Revenue also

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

includes the amortization of the customer advance at PERC (see note 4) which is being amortized on a straight-line basis over the term of the Power Purchase Agreement (nineteen years).


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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
NET INCOME AVAILABLE FOR COMMON SHAREHOLDERS

    Net income available for common shareholders represents net income adjusted for:

                                                                               1998       1997
                                                                             ---------  ---------
Accretion of preferred stock to redemption value...........................  $      42  $     700
Preferred stock dividends..................................................      1,091        395
Dividends earned but not paid or accrued...................................                   313
                                                                             ---------  ---------
                                                                             $   1,133  $   1,408
                                                                             ---------  ---------
                                                                             ---------  ---------

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

    SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which will be required to be adopted by the Company as of January 1, 2001, establishes standards for derivative instruments, including those embedded in other contracts and for hedging activities. The new standard requires the Company to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Management believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial statements.

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RECLASSIFICATIONS

    Certain prior year amounts have been reclassified to conform with the current year presentation.

4. AMENDMENT OF PERC'S POWER PURCHASE AGREEMENT AND WASTE DISPOSAL AGREEMENTS

    On June 26, 1998, PERC completed an amendment of its PPA with BHE. At closing, PERC received $6,000 in cash and BHE agreed to make 16 quarterly payments of $250 commencing October 1, 1998 (the "BHE Note"). For financial statement purposes, the BHE Note has been discounted using an effective interest rate of 5.45%. The $6,000 cash payment and the present value of the BHE Note ($3,572) are being accounted for as a customer advance. Imputed interest on the BHE Note is being amortized over its term and is included in interest income. In addition, BHE issued the Company warrants to purchase 712,857 shares of BHE common stock at an exercise price of $7.00 per share, exercisable 25% annually with an expiration date of June 26, 2008. The estimated aggregate fair value of these warrants at the date of issuance was approximately $3,814 ($5.35 per share) which was also recorded as a customer advance. The customer advance, net of transaction costs, is being amortized over the life of the PPA with BHE (19 years). As of December 31, 1998 the remaining customer advance in connection with this transaction was approximately $12,788.

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

    Under the PPA, PERC is required to deliver at least 105,000,000 kWh to BHE in any Calendar year. In the event PERC fails to deliver this output, PERC is obligated to pay $4 for each 1,000,000 kWh by which such deliveries fall below 105,000,000 kWh.

5. SALE OF ELECTRIC GENERATION CAPACITY AND RESTRUCTURE OF POWER PURCHASE AGREEMENT

    On May 3, 1996, Maine Energy completed a restructuring of its PPA with CMP and the sale of the rights to its electrical generating capacity to CL Power Sales One, L.L.C. ("CL One"). At closing, Maine Energy received a payment from CL One of $85,000 ("Capacity Payment") and the PPA was amended to reflect a reduction in CMP's purchase price for electric power. In addition, the term of the

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. SALE OF ELECTRIC GENERATION CAPACITY AND RESTRUCTURE OF POWER PURCHASE AGREEMENT (CONTINUED)
PPA was extended from 2007 to 2012. The Company also received reimbursement of certain transaction costs, including interest on the Capacity Payment from November 6, 1995 to closing and certain other payments. The Company recorded the payment from CL One, net of transaction costs, of approximately $80,691 as deferred revenue in 1996. This amount is being recognized on a straight-line basis as revenue over the life of the capacity agreement with CL One (eleven years). As of December 31, 1998 and 1997 the remaining deferred revenue was $61,276 and $68,556, respectively.

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

6. ACQUISITIONS

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

    In August 1998, the Company acquired FCR, Inc. ("FCR") a diversified recycling company that provides residential and commercial recycling, processing and marketing services and primarily manufactures cellulose insulation and plastics using recycled materials. FCR owns or operates eighteen

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. ACQUISITIONS (CONTINUED)
material recovery facilities, six cellulose insulation manufacturing facilities and three plastic processing facilities in twelve states. Payment of the purchase price, including all direct costs, of $63,581 consisted of (i) 1,714,285 shares of the Company's common stock valued at $18.96 per share (based on the closing price of the common stock on the date of announcement) and (ii) $31,074 in cash. An additional payment of up to $30,000 may have been required based on the earnings of FCR for the period July 1, 1998 through December 31, 1998 (the "Earnout"). Based on FCR's earnings during the period, no payments are due under the Earnout. The cost of the acquisition exceeded the fair value of the acquired net assets by approximately $70,032.

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

    In December 1998, the Company acquired an additional 9.6% limited partnership interest in Maine Energy from one of the existing limited partners. The cost of the acquisition was $2,410. The transaction has been accounted for under the purchase method of accounting and the cost of the purchase price has been allocated to the assets and liabilities of Maine Energy (to the extent of the Company's additional ownership interest) based on their estimated fair values as of the date of acquisition and resulted in an increase in the carrying value of property and equipment of approximately $1,670.

1997 ACQUISITIONS

    On September 30, 1997 and November 12, 1997, the Company purchased certain limited partnership interests in PERC aggregating 64.29% from one of the existing limited partners. The aggregate cost of the acquisitions was $14,500. The purchase price has been allocated to the assets and liabilities of PERC (to the extent of the Company's additional ownership interest) based on their estimated fair values as of the date of acquisition and resulted in a reduction in the carrying value of

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. ACQUISITIONS (CONTINUED)
property and equipment of approximately $8,038. Prior to the acquisition of the additional 64.29% limited partnership interest, the Company accounted for its 7% ownership under the equity method. The excess of the Company's actual capital contributions over its original 7% ownership interest in the partnership's total contributed capital is being amortized over the term of the partnership's energy sales contract. This amount is included in goodwill.

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. ACQUISITIONS (CONTINUED)

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

    The following unaudited pro forma summary presents selected operating data as if the significant 1998 and 1997 acquisitions described above had occurred as of January 1, 1997, and does not purport

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

6. ACQUISITIONS (CONTINUED)
to be indicative of the results that would have occurred had the transactions been completed as of those dates or of results which may occur in the future.

                                                                                               1998        1997
                                                                                            ----------  ----------
Net revenues..............................................................................  $  239,541  $  240,354
Income (loss) from continuing operations before extraordinary item........................        (686)      4,603
Net income (loss).........................................................................      (1,037)      4,603
Net income (loss) available for common shareholders.......................................      (2,170)      2,031
Net income (loss) per share-basic.........................................................       (0.18)       0.21
Net income (loss) per share-diluted.......................................................       (0.18)       0.21

7. DISPOSAL OF COMPUTER SERVICES SEGMENT

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

8. PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    Property, equipment and leasehold improvements consist of the following at:

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
Land......................................................................................  $    3,018  $    2,171
Buildings and site improvements...........................................................      43,772      40,942
Machinery and equipment...................................................................     184,589     137,184
Automobiles and trucks....................................................................       3,694
Furniture and fixtures....................................................................       2,300       2,075
Leasehold improvements....................................................................       2,917         750
Construction-in-progress..................................................................       1,103
                                                                                            ----------  ----------
                                                                                               241,393     183,122
Less accumulated depreciation.............................................................     (27,724)    (18,369)
                                                                                            ----------  ----------
                                                                                            $  213,669  $  164,753
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    Beginning October 1, 1996 Maine Energy revised the estimated average useful lives used to compute depreciation for substantially all of its plant and equipment. These revisions were made to more properly reflect the remaining useful lives of the assets. The change had the effect of increasing income before extraordinary item and net income by approximately $482 ($.08 per share, basic and $.07 diluted per share) for 1996.

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. DEBT

    The Company's debt consists of the following:

                                                                                                       DECEMBER 31,
                                                                                                   ---------------------
                                                                                                      1998       1997
                                                                                                   ----------  ---------
(A)        Revolving credit agreement............................................................  $  138,628
(A)        Revolving and term loan payable.......................................................              $  12,411
(B)        Capital lease obligations.............................................................       5,466        357
(C)        Revolving credit facility.............................................................       4,000      4,000
(D)        Promissory note payable...............................................................       1,086
(E)        Bonds Payable.........................................................................         760
(F)        Secured term notes payable............................................................         555        692
(G)        Term loan payable.....................................................................         460        489
(H)        Secured note payable to bank..........................................................          50      1,555
(I)        Term note payable to bank.............................................................                    304
           Other.................................................................................                  1,210

           PERC Bonds Payable....................................................................      44,995     47,900
           Revenue Bonds Payable by TERI.........................................................      11,635     13,400
           Convertible Subordinated Notes........................................................       6,770
           Subordinated Notes Payable to Maine Energy Limited Partners...........................       4,293     11,949
                                                                                                   ----------  ---------
                                                                                                      218,698     94,267
           Less current portion..................................................................       9,775     19,794
                                                                                                   ----------  ---------
                                                                                                   $  208,923  $  74,473
                                                                                                   ----------  ---------
                                                                                                   ----------  ---------

------------------------


    (A) During July 1998, the Company entered into a Revolving Line of Credit Agreement with a bank (the "Credit Agreement") which provides for borrowings of up to $150,000. The Credit Agreement expires in April 2001. The Company may select interest rates on the outstanding borrowings based on the bank's prime rate or LIBOR rates. The interest rates range from the bank's prime rate to the bank's prime rate plus 0.75% or LIBOR rates plus 1.75% to LIBOR rates plus 2.50% depending on the attainment of certain financial covenants, as defined in the Credit Agreement. All borrowings under the Credit Agreement at December 31, 1998 were at LIBOR plus 2.50% (8.05% at December 31, 1998). The Credit Agreement also provides standby letters of credit which reduce the total borrowings available to the Company. At December 31, 1998, approximately $2,275 in standby letters of credit were outstanding and the Company had approximately $9,097 in available borrowings under the Credit Agreement. All borrowings under the Credit Agreement are secured by substantially all of the Company's assets which have not been pledged for other borrowings or certain standby letters of credit. Among other things, the Credit Agreement restricts the Company's ability to incur additional indebtedness and requires it to maintain certain financial ratios. At December 31, 1998, the Company was in default of a debt covenant and received a waiver from the bank for this default. Certain borrowings under this Credit Agreement were utilized to repay the revolving and term loan payable discussed below.

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. DEBT (CONTINUED)
       On May 12, 1999, the Company executed an amendment to the Credit Agreement (the "Amended Agreement") modifying certain financial covenants and requiring bank approval for all acquisitions. The Amended Agreement requires that the Company and certain subsidiaries, as defined, maintain certain specified financial covenants, including, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, and a maximum debt to capitalization ratio, each as defined in the Amended Agreement. The Company's ability to satisfy these covenants is dependent on its ability to substantially achieve its operating plan. As of June 30, 1999, the Company was in default of certain of these covenants and received a waiver from the bank for this default through January 1, 2000. The Company will continue to select interest rates on the outstanding borrowings based on the banks prime rate or LIBOR rates, however, the interest rates range from the bank's prime rate to the bank's prime rate plus 1.50% or LIBOR plus 1.88% to LIBOR plus 3.25% depending on the attainment of a financial covenant, as defined, in the Amended Agreement.

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

    (E) A subsidiary of the Company financed the construction of a facility by issuing bonds with a maturity date of November 1, 1999. Interest is payable monthly at a variable rate, as defined in the bond agreement (3.2% at December 31, 1998). The bonds contain certain restrictive covenants for the subsidiary including maintenance of certain financial ratios and minimum net worth requirements. The bonds are secured by the facility and the related equipment with

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. DEBT (CONTINUED)
       an aggregate net carrying value of $2,138 at December 31, 1998. These bonds were paid in full subsequent to December 31, 1998.

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. DEBT (CONTINUED)
    In conjunction with the refinancing, PERC entered into a loan agreement with FAME, which contains various provisions including the maintenance of certain restricted funds and certain restrictive covenants relating to the 1998 Bonds. The covenants restrict PERC's ability to incur additional indebtedness and restrict the ability of the general partners to sell, assign or transfer their general partner interests. The bonds are collateralized by liens on substantially all of PERC's assets

    In connection with the refinancing, the Company issued a $3,000 limited guaranty of PERC's payment obligation under the Loan Agreement, in the favor of FAME and the 1998 Bond Trustee. In addition, BHE also issued a guaranty to FAME and the 1998 Bond Trustee in the amount equal to the annual payments for principal and interest on the 1998 Bonds. Demands on the above guaranties are to be on a pro-rata basis. If either party shall default under such demand, the other guarantor is liable for the entire demand, up to the limit on such guarantor's guaranty. In addition, the 1998 Bonds are insured by Financial Security Assurance, Inc.

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

CONVERTIBLE SUBORDINATED NOTES

    During August 1998, the Company issued $21,099 of Convertible Subordinated Notes (the "Convertible Notes") in exchange for substantially all the outstanding shares of the Series B Preferred Stock. This exchange was made in accordance with the original terms of the Series B Preferred Stock. The Convertible Notes carry interest at 8.75% and are due in August 2004. In accordance with the terms of the Convertible Notes established concurrently with the issuance of the Series B Preferred Stock, the holders of Convertible Notes have the option to convert the principal amount of the Convertible Notes into shares of the Company's Common Stock at $11.75 per share. During November 1998, $14,329 of the then outstanding Convertible Notes were converted to common shares (see Note 11).

SUBORDINATED NOTES PAYABLE TO MAINE ENERGY LIMITED PARTNERS

    These notes, as amended, bear interest at 12%. Payments of principal and interest are made solely at the discretion of Maine Energy's general partner. However, all principal and interest must be repaid

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

9. DEBT (CONTINUED)
prior to any partner distributions. To the extent interest is not paid, accrued interest is capitalized. As a holder of a portion of the Subordinated Notes Payable, the Company is entitled to receive a proportionate share of such payments. At December 31, 1998 and 1997, Maine Energy had $12,880 and $14,307, respectively, outstanding under the notes of which the Company held $8,587 and $2,358, respectively.

    Excluding any amounts which may be paid on the subordinated notes payable to the Maine Energy Limited Partners, aggregate maturities as of December 31, 1998 of the Company's debt are as follows:

1999..............................................  $   9,775
2000..............................................      5,960
2001..............................................    143,731
2002..............................................      6,742
2003..............................................      2,065
Thereafter........................................     46,132

10. PREFERRED STOCK

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

10. PREFERRED STOCK (CONTINUED)
SERIES B PREFERRED STOCK

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

11. STOCKHOLDERS' EQUITY

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

    During 1998, the Company issued warrants to purchase 40,000 shares of its common stock at prices ranging from $15.31 to $22.25 per share to certain members of the Board of Directors. These warrants expire ten years from the date of issue with 7,500 of the warrants exercisable immediately and the remaining warrants exercisable beginning one year from the date of issue. These warrants had an aggregate fair value of $205 at the date of issuance which was recorded as compensation expense during 1998. All such warrants remain outstanding at December 31, 1998.

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

11. STOCKHOLDERS' EQUITY (CONTINUED)
    In February 1997, the Company issued 10,500 shares of its common stock and warrants to purchase an additional 2,100 shares at a price of $8.10 in connection with the purchase of certain minority interests in a subsidiary. These warrants were exercised during 1998.

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

    As of December 31, 1998, the Company has reserved shares of common stock for issuance as follows:

                                                                                     NUMBER
                                                                                   OF SHARES
                                                                                   ----------
Conversion of Convertible Subordinated Notes Payable.............................     588,774
Exercise of common stock purchase warrants.......................................     482,473
Exercise of common stock options.................................................   2,177,068
Employee savings plan............................................................     191,668
                                                                                   ----------
                                                                                    3,439,983
                                                                                   ----------
                                                                                   ----------

    Certain of the Company's outstanding warrants contain provisions which allow for the conversion of such warrants into a lesser number of shares without the payment of cash into the Company (so-called "cashless exercise" provisions). Accordingly, there can be no assurance that, even if all such warrants are exercised, the Company will receive all the aggregate gross proceeds.

12. STOCK OPTION PLANS

    The Company has four stock option plans; the 1986 Stock Option Plan of KTI (the "1986 Plan"), the KTI 1994 Long-Term Incentive Award Plan and the DataFocus Long-Term Incentive Plan (collectively, the "1994 Incentive Plans") and the KTI Directors Stock Option Plan (the "Directors Plan"). All plans are administered by the Compensation Committee of the Board of Directors.

    The Company has elected to follow Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25") and related Interpretations in accounting for its employee stock

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. STOCK OPTION PLANS (CONTINUED)
options because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, ("SFAS No. 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. STOCK OPTION PLANS (CONTINUED)

    Option activities under the plans and for the non-plan options are detailed in the following table:

                                                                                                   WEIGHTED
                                                            1994                                    AVERAGE
                                                          INCENTIVE     DIRECTOR                   EXERCISE
                                             1986 PLAN      PLANS         PLAN       NON-PLAN   PRICE PER SHARE
                                             ----------  -----------  ------------  ----------  ---------------
Outstanding at January 1, 1996.............      15,263      542,566       16,800       52,500     $    6.28
  Granted..................................                  225,475       31,500                       7.23
  Exercised................................                  (55,346)                                   5.38
  Forfeited................................                 (238,355)                                   6.15
                                             ----------  -----------  ------------  ----------        ------
Outstanding at January 1, 1997.............      15,263      474,340       48,300       52,500          6.82
  Granted..................................                  169,500       37,500      175,000         10.03
  Exercised................................                  (85,353)                                   5.89
  Forfeited................................                  (46,356)                                   7.75
                                             ----------  -----------  ------------  ----------        ------
Outstanding at January 1, 1998.............      15,263      512,131       85,800      227,500          8.33
  Granted..................................                  884,250       30,000      495,000         16.86
  Exercised................................     (15,263)     (80,720)     (21,324)    (118,375)         8.00
  Forfeited................................                 (129,815)                 (149,000)        15.54
                                             ----------  -----------  ------------  ----------        ------
Outstanding at December 31, 1998...........                1,185,846       94,476      455,125     $   14.11
                                             ----------  -----------  ------------  ----------        ------
                                             ----------  -----------  ------------  ----------        ------
Exercisable at December 31, 1998...........                  254,383       64,476      218,636     $   12.11
                                             ----------  -----------  ------------  ----------        ------
                                             ----------  -----------  ------------  ----------        ------

    The weighted-average fair value of options granted was $8.60, $4.95 and $5.12 for 1998, 1997 and 1996, respectively.

    At December 31, 1998, for each of the following classes of options as determined by range of exercise price, information regarding weighted-average exercise prices and weighted-average remaining contractual lives of each class is as follows:

                                                                                                       WEIGHTED-
                                                  WEIGHTED-                                             AVERAGE
                                                   AVERAGE        WEIGHTED-AVERAGE                  EXERCISE PRICE
                                               EXERCISE PRICE         REMAINING         NUMBER OF         OF
                                   NUMBER OF         OF          CONTRACTUAL LIFE OF     OPTIONS        OPTIONS
                                    OPTIONS      OUTSTANDING     OUTSTANDING OPTIONS    CURRENTLY      CURRENTLY
          OPTION CLASS            OUTSTANDING      OPTIONS             (YEARS)         EXERCISABLE    EXERCISABLE
--------------------------------  -----------  ---------------  ---------------------  -----------  ---------------
Price of $4.70 to $7.05.........     207,094      $    6.51                6.70           111,121      $    6.39
Price of $7.051 to $9.40........     319,400      $    8.64                8.00           157,524      $    8.63
Price of $9.401 to $11.75.......      21,620      $   10.18                8.50             8,737      $   10.18
Price of $14.01 to $18.80.......     934,833      $   16.09                9.10           243,955      $   16.52
Price of $18.801 to $23.50......     252,500      $   20.27                9.60            16,158      $   19.76
                                  -----------                                          -----------
Total...........................   1,735,447      $   14.11                8.70           537,495      $   12.11

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

12. STOCK OPTION PLANS (CONTINUED)
volatility factors of the expected market price of the Company's common stock of
 .517, .494 and .642; and weighted- average expected life of 5 years, 5 years and 8 years.

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

    For purposes of pro forma disclosures, the estimated fair value of the options granted subsequent to 1994 is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                                        1998       1997       1996
                                                                                      ---------  ---------  ---------
Pro forma net income (loss) available for common shareholders.......................  $    (602) $   7,973  $  (1,803)
Pro forma basic earnings (loss) per share...........................................  $   (0.06) $    1.08  $   (0.30)
Pro forma diluted earnings (loss) per share.........................................  $   (0.06) $    0.99  $   (0.30)

    The pro forma disclosures presented above reflect compensation expense only for options granted subsequent to 1994. These amounts may not necessarily be indicative of the pro forma effect of SFAS No. 123 for future periods in which options may be granted.

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

13. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:

                                                                            1998           1997          1996
                                                                        -------------  ------------  ------------
NUMERATOR:
  Income from continuing operations...................................  $       3,050  $     10,173  $      1,523
  Preferred stock dividends...........................................         (1,091)         (708)
  Accretion of preferred stock........................................            (42)         (700)
                                                                        -------------  ------------  ------------
  Numerator for basic earnings per share-income from continuing
    operations available to common stockholders.......................          1,917         8,765         1,523
  Effective of dilutive securities:
    Convertible subordinated notes payable (1)........................                          345
                                                                        -------------  ------------  ------------
  Numerator for diluted earnings per share-income from continuing operations available to common stockholders after assumed
    conversions.......................................................  $       1,917  $      9,110  $      1,523
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
DENOMINATOR:
  Denominator for basic earnings per share-weighted average shares....     10,548,570     7,403,681     6,090,956
  Effect of dilutive securities:
    Employee stock options............................................        517,426       203,883        55,043
    Warrants..........................................................        332,155       342,382       109,089
  Convertible subordinated notes payable (1)..........................                      476,244
                                                                        -------------  ------------  ------------
  Dilutive potential common shares....................................        849,581     1,022,509       164,132
                                                                        -------------  ------------  ------------
  Denominator for diluted earnings per share-adjusted weighted-average
    shares and assumed conversions....................................     11,398,151     8,426,190     6,255,088
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Income from continuing operations per share-Basic.....................  $        0.18  $       1.18  $       0.25
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------
Income from continuing operations per share-Diluted...................  $        0.17  $       1.08  $       0.24
                                                                        -------------  ------------  ------------
                                                                        -------------  ------------  ------------

------------------------

(1) Preferred shares outstanding during 1998 and the convertible subordinated notes payable in 1998 and 1996 are anti-dilutive and the preferred shares were anti-dilutive in 1997.

    For additional disclosures regarding dilutive securities see Notes 9 through 12.

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. INCOME TAXES

    At December 31, 1998 the Company has net operating loss carryforwards of approximately $52,500 for income tax purposes that expire in years 2002 through 2018 and general business credit carryforwards of approximately $530 which expire in years 1999 through 2006. All of these carryforwards are subject to limitation as described below. In addition, the Company has $906 of minimum tax credit carryovers available that are not subject to limitation.

    Significant components of the Company's deferred tax assets and liabilities are as follows:

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                              1998         1997        1996
                                                            ---------  ------------  ---------
Deferred tax assets
Current:
Alternative minimum tax credit carryforwards..............  $     906   $      815
General business credit carryforwards.....................        204
Net operating loss carryforwards..........................      2,191        1,930
Reserve on notes and accounts receivable..................        525           65   $      37
State taxes, net..........................................          7           14          14
Other liabilities.........................................        999           22          47
                                                            ---------  ------------  ---------
  Total current deferred tax assets.......................      4,832        2,846          98
Valuation allowance for current deferred tax assets.......                     (95)        (98)
                                                            ---------  ------------  ---------
Net current deferred tax assets...........................      4,832        2,751
                                                            ---------  ------------  ---------
Non-current:
Deferred revenues.........................................     20,510       17,074      18,887
Basis difference in partnership interest..................     14,127       14,555         118
State taxes, net..........................................      2,182        2,507       3,294
General business credit carryforwards.....................        326          530         530
Alternative minimum tax credit carryforwards..............                                 687
Deferred development fees.................................        104          110         117
Net operating loss carryforwards..........................     16,194       13,098      16,655
                                                            ---------  ------------  ---------
  Total non-current deferred tax assets...................     53,443       47,874      40,288
Valuation allowance for non-current deferred tax assets...    (12,708)     (15,645)    (23,467)
                                                            ---------  ------------  ---------
Net non-current deferred tax assets.......................     40,735       32,229      16,821
Non-current deferred tax liabilities:
Goodwill amortization on asset purchases..................       (107)
Deferred development expenses.............................        (61)
Depreciation..............................................    (39,160)     (32,229)    (16,821)
                                                            ---------  ------------  ---------
Net non-current deferred taxes............................  $   1,407   $            $
                                                            ---------  ------------  ---------
                                                            ---------  ------------  ---------

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. INCOME TAXES (CONTINUED)
    Significant components of the provision (benefit) for income taxes on continuing operations before extraordinary item are as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Current:
  Federal.....................................................  $     746  $      65
  State.......................................................        144        100
                                                                ---------  ---------  ---------
Total current.................................................        890        165
Deferred:
  Federal.....................................................       (882)     3,095  $  (3,602)
  State.......................................................          1        362        (44)
  Valuation allowance.........................................     (3,032)    (6,208)     3,646
                                                                ---------  ---------  ---------
Total deferred................................................     (3,913)    (2,751)
                                                                ---------  ---------  ---------
                                                                $  (3,023) $  (2,586) $
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The components of the provision (benefit) from deferred income taxes on continuing operations before extraordinary item for 1998, 1997, and 1996 are as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                 1998       1997        1996
                                                               ---------  ---------  ----------
Deferred revenues............................................  $  (3,436) $   1,813  $  (18,887)
Net operating loss carryforwards.............................      1,648      1,627        (635)
General business and minimum tax credit carryforwards........        (91)      (128)        320
Basis difference in partnership interests....................      1,103        388      17,875
State taxes, net.............................................        635        510      (1,401)
Deferred development fees....................................         (2)         7           3
Goodwill amortization on asset acquisitions..................        107
Depreciation.................................................       (636)      (757)     (1,110)
Change in reserve on receivables.............................       (368)       (28)         13
Accrued and other expenses...................................        159         25         176
Change in valuation allowance................................     (3,032)    (6,208)      3,646
                                                               ---------  ---------  ----------
Provision (benefit) for deferred income taxes................  $  (3,913) $  (2,751) $
                                                               ---------  ---------  ----------
                                                               ---------  ---------  ----------

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

14. INCOME TAXES (CONTINUED)
    The reconciliation of income tax computed at the federal statutory tax rates to benefit for income taxes on continuing operations before extraordinary item is:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1998       1997       1996
                                                                ---------  ---------  ---------
Tax at US statutory rates.....................................  $       9  $   2,655  $    (254)
State income taxes, net of federal tax benefit................        145        455        (44)
Amortization of goodwill......................................        812        250         42
Change in valuation allowance.................................     (3,032)    (6,208)     3,646
Other.........................................................       (957)       262     (3,390)
                                                                ---------  ---------  ---------
                                                                $  (3,023) $  (2,586) $
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

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

15. COMMITMENTS

    The Company has entered into various facility and equipment operating leases. The facility lease agreements generally require the Company to pay certain expenses including maintenance costs and a percentage of real estate taxes. The leases expire at various times ranging through 2007. Rental expense for all operating leases including facilities, amounted to approximately $3,747, $1,192 and $145 for the years ended December 31, 1998, 1997 and 1996, respectively. Included in the Company's operating leases are leases of certain administrative offices from companies whose principals include certain officers and shareholders of the Company. Rent expense under these leases was $708, $96 and $110 for the years ended December 31, 1998, 1997 and 1996, respectively. In addition, the Company leases certain other office and operating facilities from individuals who are shareholders and employees. As of

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15. COMMITMENTS (CONTINUED)
December 31, 1998, future minimum rental commitments on non-cancelable operating leases, are as follows:

                                                                    THIRD-PARTY  RELATED-PARTY
                                                                      LEASES        LEASES
                                                                    -----------  -------------
1999..............................................................   $   3,920     $     815
2000..............................................................       3,252           815
2001..............................................................       2,685           785
2002..............................................................       2,127           675
2003..............................................................       1,565           480
Thereafter........................................................       3,826         1,280

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

    On December 31, the Company acquired a 35% interest in the Oakhurst Company, Inc. ("Oakhurst") for approximately $900. Oakhurst is a public holding company which owns two businesses which are distributors in the automotive aftermarket. As part of this transaction, the Company assigned its interest in a joint venture with Grace Brothers, Ltd. and SC Fundamental Investments L.P., the majority bond holders of the Ford Heights, Illinois Waste Tire to Energy Project, to own and operate this facility. Due to amendments to the Illinois Retail Rate Act, which repealed certain incentives to the facility, it was closed during startup testing and the owner sought protection under federal bankruptcy laws. On December 28, the bankruptcy court in Delaware approved the amended Plan of Reorganization which provided for the Company and the bondholders each to own 50% of the reorganized entity which was renamed New Heights Recovery & Power, LLC ("New Heights"). The bondholders converted $80.0 million in bonds and other claims into equity and KTI committed to investing up to $17.0 million in equity for working capital, retrofitting and upgrading of the facility. This commitment to New Heights was transferred to Oakhurst and the Company has agreed to provide financing to Oakhurst. During 1998, the Company advanced $1,500 to Oakhurst. This amount is included in notes receivable-officers/shareholders and affiliates at December 31, 1998.

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

15. COMMITMENTS (CONTINUED)

    During 1997, FCR acquired a company whereby the former shareholder of the Company may receive up to $2,000 of additional consideration. The amount of the additional consideration will be based on the earnings of the Company for the 12 months ended April 30, 1998 and 1999, as defined in the purchase agreement. Any additional consideration will be recorded as an addition to goodwill. Of the potential additional consideration $924 was advanced at closing and is recorded as a note receivable from the former shareholder. Upon reaching the earnings targets discussed above, this amount will be reclassified to goodwill.

16. EMPLOYEE BENEFIT PLAN

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

17. RELATED PARTY TRANSACTIONS

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

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

18. FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

    RESOURCE RECOVERY REVENUE BONDS PAYABLE--the fair value of bonds payable is estimated using discounted cash flow analyses, using appropriate interest rates.

    OTHER DEBT--the fair value is estimated based on discounting the estimated future cash flows using the Company's incremental borrowing rate for similar debt instruments.

                                                    DECEMBER 31, 1998       DECEMBER 31, 1997
                                                  ----------------------  ----------------------
                                                  CARRYING    ESTIMATED   CARRYING    ESTIMATED
                                                   AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                  ---------  -----------  ---------  -----------
ASSETS
Cash and cash equivalents.......................  $   9,426   $   9,426   $  11,181   $  11,181
Restricted cash.................................     23,438      23,438      19,630      19,630
Accounts receivable, net........................     29,272      29,272      22,126      22,126
Notes receivable, officers/shareholders
  and affiliates................................      3,392       3,642         110          90
Other receivables...............................      7,183       6,785         732         618
Stock purchase warrant included in
  other assets..................................      3,814       6,459
LIABILITIES
Resources Recovery
  Revenue Bonds Payable.........................     56,630      56,630      61,300      61,300
Other debt......................................    162,068     162,484      32,967      27,625

19. SEGMENT REPORTING

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

    During 1998, the Company operated in the business units as indicated below.

                                                           COMMERCIAL   FINISHED   RESIDENTIAL
                                          WASTE-TO-ENERGY   RECYCLING   PRODUCTS    RECYCLING
                                          ---------------  -----------  ---------  -----------
Revenues
  Unaffiliated customers................     $  76,680      $  68,139   $  22,346   $  11,782
  Intersegment revenues.................           273          5,307         427         770
Segment Profit (Loss)...................        17,606           (412)        826       1,349
Depreciation and Amortization...........         8,628          2,303       1,095       1,082
Identifiable Assets.....................       231,767         56,557      54,850      65,662
Capital Expenditures....................         4,812          1,904       1,786          42

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

19. SEGMENT REPORTING (CONTINUED)

    During 1997, the Company operated in the business units indicated below.

                                                                        COMMERCIAL    FINISHED
                                                       WASTE-TO-ENERGY   RECYCLING    PRODUCTS
                                                       ---------------  -----------  -----------
Revenues
  Unaffiliated customers.............................     $  74,232      $  17,694    $   6,523
  Intersegment revenues..............................         2,766          1,342          636
Segment Profit.......................................        19,837            490          129
Depreciation and Amortization........................         8,782            340           90
Identifiable Assets..................................       207,866         36,791        1,575
Capital Expenditures.................................         4,496            198           63

    During 1996, the Company only operated in the waste-to-energy business unit.

    This segment reporting detailed above reconciles to consolidated revenues and income from continuing operations before provision (benefit) for income taxes and extraordinary item as follows:

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
REVENUES
Total unaffiliated customers revenue for reportable segments...........  $  178,947  $  98,449
Holding companies revenues.............................................          60        138
Intersegment revenues for reportable segments..........................       6,777      4,744
Elimination of intersegment revenues...................................      (6,777)    (4,744)
                                                                         ----------  ---------
Total consolidated revenues............................................  $  179,007  $  98,587
                                                                         ----------  ---------
PROFIT AND LOSS
Total segment profit...................................................  $   19,369  $  20,456
Holding companies segment loss.........................................      (4,973)      (929)
                                                                         ----------  ---------
Total segment profit...................................................      14,396     19,527
                                                                         ----------  ---------
  Unallocated amounts:
  Interest expense, net................................................      10,667      5,086
  Other income.........................................................                   (390)
  Minority interest....................................................       3,702      2,522
  Pre-acquisition earnings.............................................                  4,722
                                                                         ----------  ---------
  Income from continuing operations before benefit for income taxes and
    extraordinary item.................................................  $       27  $   7,587
                                                                         ----------  ---------
                                                                         ----------  ---------

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

19. SEGMENT REPORTING (CONTINUED)

                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1998        1997
                                                                        ----------  ----------
ASSETS
Total identifiable assets for reportable segments.....................  $  408,836  $  246,232
Holding companies assets..............................................      27,649       6,255
                                                                        ----------  ----------
Total consolidated assets.............................................  $  436,485  $  252,487
                                                                        ----------  ----------
                                                                        ----------  ----------

20. CONTINGENCIES

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

21. SUBSEQUENT EVENTS

    On September 23, 1999, the Company entered into an amended Agreement and Plan of Merger (the "Merger Agreement") with Casella Waste Systems, Inc., ("Casella") a publicly-owned company engaged in the waste services industry. This Merger Agreement was an amendment to the original agreement dated January 12, 1999. The merger will be completed through the exchange of all of shares of the Company's common stock for shares of Casella's Class A common stock based on an exchange ratio specified in the Merger Agreement. In addition, all of the Company's outstanding and unexercised stock options and stock purchase warrants will be converted into similar rights to acquire Casella's Class A common stock under the same terms and conditions and the same exchange ratio. Subsequent to the completion of the merger the current Casella stockholders will own a majority of the combined company. Under the terms of the Merger Agreement, Casella is required to file a registration statement with the Securities and Exchange Commission to register the shares of its Class A common stock to be issued in the Merger. The merger is subject to, among other things, approval of the

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

21. SUBSEQUENT EVENTS (CONTINUED)



Company's and Casella's stockholders. No assurances can be given that the remaining conditions of the Merger will be satisfied and that the merger will be consummated. In connection with the merger, Casella has agreed to reimburse the Company for its investment banking fees and other merger related costs and as of December 31, 1998 approximately $1,160 of such costs have been deferred.



    During January 1999, the Company completed the acquisition of AFA Group, Inc. and subsidiaries, an integrated wood waste processing and hauling business. The purchase price was approximately $9.0 million.

    During March 1999, the Company signed a definitive agreement to acquire a company which operates a material recovery facility. The acquisition is expected to close on June 30, 1999 upon the resolution of a contingency, as outlined in the purchase agreement. The purchase price is expected to be approximately $5,600 of which $250 was paid at the signing of the definitive agreement.

                                   KTI, INC.

         (IN THOUSANDS OF DOLLARS, EXCEPT SHARE AND PER SHARE AMOUNTS)

22. QUARTERLY DATA (UNAUDITED)


                                                                                          1998
                                                                      --------------------------------------------
                                                                        FIRST      SECOND      THIRD      FOURTH
                                                                      ---------  ----------  ---------  ----------
Revenues............................................................  $  37,876  $   34,790  $  44,987  $   61,354
Gross Profit........................................................      7,163       1,810      9,056       4,314
Income (loss) from continuing operations before
  extraordinary item................................................      2,038      (1,008)     4,804      (2,784)
Net income (loss)...................................................  $   2,038  $   (1,503) $   4,804  $   (2,640)
Earnings per share:
Basic:
Income (loss) from continuing operations before
  extraordinary item................................................  $    0.17  $    (0.16) $    0.44       (0.21)
Net income (loss)...................................................  $    0.17  $    (0.21) $    0.44  $    (0.20)
Diluted:
Income (loss) from continuing operations before
  extraordinary item................................................  $    0.16  $    (0.16) $    0.36  $    (0.21)
Net income (loss)...................................................  $    0.16  $    (0.21) $    0.36  $    (0.20)


                                                                                           1997
                                                                        ------------------------------------------
                                                                          FIRST     SECOND      THIRD     FOURTH
                                                                        ---------  ---------  ---------  ---------
Revenues..............................................................  $  19,313  $  20,137  $  28,020  $  31,117
Gross Profit..........................................................      5,461      4,817      7,411      5,034
  Income from continuing operations before
    extraordinary item................................................      1,879        386      3,131      4,777
  Net income..........................................................  $   1,879  $     386  $   3,131  $   4,777
Earnings per share:
Basic:
  Income from continuing operations before
    extraordinary item................................................  $    0.27  $   (0.02) $    0.39  $    0.46
  Net income..........................................................  $    0.27  $   (0.02) $    0.39  $    0.46
Diluted:
  Income from continuing operations before
    extraordinary item................................................  $    0.25  $   (0.02) $    0.34  $    0.40
  Net income..........................................................  $    0.25  $   (0.02) $    0.34  $    0.40

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

Hackensack, New Jersey
February 7, 1997

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                              STATEMENT OF INCOME

                          YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

REVENUES:
Electric power revenues............................................................  $  17,868
Waste processing revenues..........................................................     11,807
                                                                                     ---------
Total..............................................................................     29,675

Operating expenses:
  Supplemental fuels...............................................................      1,026
  Electric power purchases.........................................................        124
  Disposal costs...................................................................      4,880
  Operating and management fees....................................................      5,353
  Equipment and maintenance costs..................................................      3,196
  Depreciation.....................................................................      3,680
  Real estate taxes................................................................        556
  Insurance........................................................................        350
  Other............................................................................      1,230
                                                                                     ---------
Total..............................................................................     20,395
                                                                                     ---------
Operating income...................................................................      9,280
Interest and other financing costs, net............................................     (3,170)
                                                                                     ---------
Net income.........................................................................  $   6,110
                                                                                     ---------
                                                                                     ---------

                            See accompanying notes.

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL

                          YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

                                               GENERAL PARTNERS          LIMITED PARTNERS               TOTAL
                                           ------------------------  ------------------------  ------------------------
                                                         RETAINED                  RETAINED                  RETAINED
                                           CONTRIBUTED   EARNINGS    CONTRIBUTED   EARNINGS    CONTRIBUTED   EARNINGS
                                             CAPITAL     (DEFICIT)     CAPITAL     (DEFICIT)     CAPITAL     (DEFICIT)
                                           -----------  -----------  -----------  -----------  -----------  -----------
Balance, January 1, 1996.................   $   2,908    $     238    $  23,031    $   2,139    $  25,939    $   2,377
  Distributions..........................        (193)                   (2,141)                   (2,334)
  Net income.............................                      611                     5,499                     6,110
                                           -----------       -----   -----------  -----------  -----------  -----------
Balance, December 31, 1996...............   $   2,715    $     849    $  20,890    $   7,638    $  23,605    $   8,487
                                           -----------       -----   -----------  -----------  -----------  -----------
                                           -----------       -----   -----------  -----------  -----------  -----------

                            See accompanying notes.

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                            STATEMENT OF CASH FLOWS

                          YEAR ENDED DECEMBER 31, 1996

                                 (IN THOUSANDS)

Operating activities
Net income.........................................................................  $   6,110
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization....................................................      4,085
  Changes in asset and liability accounts:
  Increasing (decreasing) cash:
    Accounts receivable............................................................       (729)
    Prepaid expenses and other assets..............................................        (91)
    Accounts payable...............................................................        327
    Accrued expenses and other liabilities.........................................     (1,010)
    Management and development fees payable........................................       (199)
                                                                                     ---------
Net cash provided by operating activities..........................................      8,493

Investing activities
Additions to property, plant and equipment.........................................     (1,192)
Net change in restricted funds.....................................................       (117)
Proceeds from sale of property, plant and equipment................................         25
                                                                                     ---------
Net cash used in investing activities..............................................     (1,284)

Financing activities
Payment of bond principal..........................................................     (5,900)
Distributions......................................................................     (2,334)
                                                                                     ---------
Net cash used in financing activities..............................................     (8,234)
                                                                                     ---------
(Decrease) increase in cash and cash equivalents...................................     (1,025)
Cash and cash equivalents at beginning of year.....................................      6,465
                                                                                     ---------
Cash and cash equivalents at end of year...........................................  $   5,440
                                                                                     ---------
                                                                                     ---------
Supplemental disclosure of cash flow information Interest paid.....................  $   2,426
                                                                                     ---------
                                                                                     ---------

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

    PERC Management Company ("PMC"), which is ultimately owned by KTI, Inc. ("KTI"), and Energy National, Inc. ("ENI") are general partners. As of December 31, 1996, ENI and another entity were limited partners. As of December 31, 1996, the ownership interests of the partners were as follows:

                                                                                  A. OWNERSHIP
                                                                                   INTERESTS
                                                                            -----------------------
                                                                              GENERAL      LIMITED
                                                                             PARTNERS     PARTNERS
                                                                            -----------  ----------
PMC.......................................................................       7%
ENI.......................................................................       3%         25.7%
Other limited partner.....................................................                  64.3%
                                                                                ---      ---------
                                                                                10%         90.0%
                                                                                ---      ---------
                                                                                ---      ---------

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

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                               DECEMBER 31, 1996

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

RECLASSIFICATIONS

    Certain amounts have been reclassified to conform with the 1998 presentation of KTI.

             PENOBSCOT ENERGY RECOVERY COMPANY, LIMITED PARTNERSHIP

                               DECEMBER 31, 1996

3. INTEREST AND OTHER FINANCING COSTS--NET

    Interest and other financing costs for the year ended December 31, 1996 consists of:

Interest expense....................................................  $   2,263
Letter of credit fees...............................................        976
Amortization of deferred bond financing costs.......................        351
Remarketing and bank fees...........................................        288
Interest income.....................................................       (708)
                                                                      ---------
Interest and other financing costs--net.............................  $   3,170
                                                                      ---------
                                                                      ---------

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

                         CONSENT OF INDEPENDENT AUDITORS

    We consent to the incorporation by reference in Registration Statements No. 33-80505, 33-89664, 33-89666, 333-34327, 333-56435, 333-56433 and
333-26757 on Forms S-8 and Registration Statements No. 333-30813, 333-28067, 333-80089, 333-64953 and 333-44507 on Form S-3 and Registration Statement No. 333-46057 on Form S-2 of KTI, Inc. and in the related Prospectuses of our reports dated: March 30, 1999 (except for the second paragraph of Note 9 as to which the date is August 27, 1999, Note 2 as to which the date is August 30, 1999 and the first paragraph of Note 21 as to which the date is September 23,
1999) with respect to the consolidated financial statements and schedules of KTI, Inc. and February 7, 1997 with respect to the financial statements of Penobscot Energy Recovery Company, Limited Partnership, each included in the Annual Report (Form 10-K/A) of KTI, Inc. for the year ended December 31, 1998.


                                               /s/ Ernst & Young LLP


Hackensack, New Jersey
October 28, 1999

                       REPORT OF INDEPENDENT AUDITORS ON
                         FINANCIAL STATEMENT SCHEDULES

The Board of Directors
KTI, Inc.

We have audited the consolidated financial statements of KTI, Inc. as of December 31, 1998 and 1997, and for each of the three years in the period ended December 31, 1998, and have issued our report thereon dated March 30, 1999, except for the second paragraph of Note 9 as to which the date is August 27, 1999, Note 2 as to which the date is August 30, 1999 and the first paragraph of Note 21 as to which the date is September 23, 1999 (included elsewhere in this Registration Statement). Our audits also included the financial statement schedules listed in Item 21(b) of this Registration Statement. These schedules are the responsibility of KTI's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2, the previously issued Schedule I--Condensed Financial Information of KTI, Inc. for each of the three years in the period ended December 31, 1998 has been restated to reflect the deferral of revenue related to certain proceeds received in connection with the restructuring of a power purchase agreement and the sale of electric generating capacity with two utilities.

                                          ERNST & YOUNG LLP


Hackensack, New Jersey
March 30, 1999 except for the first paragraph of
Note 3 to Schedule I as to which the date is August 27, 1999, Note 2 to Schedule I as to which the date is August 30, 1999 and Note 5 to Schedule I as to which the date is September 23, 1999

SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF KTI, INC.

                           KTI, INC. (PARENT COMPANY)
                            CONDENSED BALANCE SHEETS

                                                                                       DECEMBER 31,  DECEMBER 31,
                                                                                           1998          1997
                                                                                       ------------  ------------
                                                                                         (IN THOUSANDS, EXCEPT
                                                                                          SHARE AND PER SHARE
                                                                                                AMOUNTS)
                                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents..........................................................   $      397    $      688
  Restricted funds...................................................................                         61
  Accounts receivable................................................................          233            53
                                                                                       ------------  ------------
      Total current assets...........................................................          630           802
Investments in and amounts due from subsidiaries.....................................      240,463        69,657
Other assets.........................................................................           65            20
Deferred costs, net..................................................................        2,867           210
Intangible assets, net...............................................................        1,834         2,052
                                                                                       ------------  ------------
      Total assets...................................................................   $  245,859    $   72,741
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities..................................................................   $    2,274    $      548
Debt.................................................................................      138,628        12,477
Convertible subordinated debt........................................................        6,770

Stockholders' equity
Preferred stock
  Series A...........................................................................                      3,732
  Series B...........................................................................                     21,400
Common stock.........................................................................          133            89
Additional paid-in capital...........................................................      115,026        52,762
Accumulated deficit..................................................................      (16,972)      (18,267)
                                                                                       ------------  ------------
Total stockholders' equity...........................................................       98,187        59,716
                                                                                       ------------  ------------
      Total liabilities and stockholders' equity.....................................   $  245,859    $   72,741
                                                                                       ------------  ------------
                                                                                       ------------  ------------

           See accompanying notes to condensed financial statements.

                           KTI, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED
                                                                                             DECEMBER 31,
                                                                                    -------------------------------
                                                                                      1998       1997       1996
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)


Revenues..........................................................................  $      60  $     138  $      10
Management fees...................................................................                              387
                                                                                    ---------  ---------  ---------
                                                                                           60        138        397
Selling, general and administrative...............................................      2,397      1,067        370
                                                                                    ---------  ---------  ---------
  Income (loss) from operations...................................................     (2,337)      (929)        27
Interest expense, net.............................................................      6,879        416        425
Other expense, net................................................................                              517
                                                                                    ---------  ---------  ---------
  Loss before benefit for income taxes and equity in net income of subsidiaries...     (9,216)    (1,345)      (915)
Benefit for income taxes..........................................................     (3,133)      (457)
                                                                                    ---------  ---------  ---------
  Loss before equity in net income of subsidiaries................................     (6,083)      (888)      (915)
Equity (loss) in net income of subsidiaries.......................................      8,782     11,061       (524)
                                                                                    ---------  ---------  ---------
  Net income (loss)...............................................................  $   2,699  $  10,173  $  (1,439)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

           See accompanying notes to condensed financial statements.

                           KTI, INC. (PARENT COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                   ---------------------------------
                                                                                      1998        1997       1996
                                                                                   ----------  ----------  ---------
                                                                                            (IN THOUSANDS)
NET CASH USED IN OPERATING ACTIVITIES............................................  $  (66,447) $  (13,786) $    (603)

INVESTING ACTIVITIES
Net change in restricted funds...................................................          61       1,978     (1,858)
Investment in unconsolidated affiliate...........................................        (865)
Notes receivable-officers/shareholders and affiliates............................      (1,500)
Purchase of businesses and additional partnership interest, net of cash
  acquired.......................................................................     (57,909)    (26,705)    (3,749)
                                                                                   ----------  ----------  ---------
Net cash used in investing activities............................................     (60,213)    (24,727)    (5,607)

FINANCING ACTIVITIES
Deferred financing costs.........................................................      (1,828)                  (223)
Net borrowings on lines of credit................................................     133,628      11,667      5,857
Additional preferred stock issuance costs........................................         (98)
Proceeds from sale of common stock...............................................       3,548       4,121        506
Proceeds from sale of preferred stock............................................                  23,782
Dividends paid...................................................................      (1,404)       (395)
Principal payments on debt.......................................................      (7,477)
                                                                                   ----------  ----------  ---------
Net cash provided by financing activities........................................     126,369      39,175      6,140
                                                                                   ----------  ----------  ---------
Increase (decrease) in cash and cash equivalents.................................        (291)        662        (70)
Cash and cash equivalents at beginning of period.................................         688          26         96
                                                                                   ----------  ----------  ---------
Cash and cash equivalents at end of period.......................................  $      397  $      688  $      26
                                                                                   ----------  ----------  ---------
                                                                                   ----------  ----------  ---------

            See accompanying notes to condensed financial statements

1. BASIS OF PRESENTATION

    In the parent-company-only financial statements, KTI, Inc. (the "Company") investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. Parent- company-only financial statements should be read in conjunction with the Company's consolidated financial statements

2. RESTATEMENT


    The Company's balance sheets as of December 31, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998 have been restated. The restatement is a result of the Securities and Exchange Commission's review of the Company's proxy materials related to the prospective merger with Casella Waste Systems (See Note 5). The restatement relates to revenue recognized as a result of the restructuring of a power purchase agreement and the sale of electric generating capacity by two of the Company's majority-owned subsidiaries with its customers, BHE and CMP, which were completed in 1998 and 1996, respectively (See notes 4 and 5 to the consolidated financial statements). At the time of these transactions, the Company had recognized revenues representing a portion of the cash received in 1996 and the total consideration received in 1998. After discussions with the staff of the Securities and Exchange Commission, the Company agreed to defer these amounts and recognize them over the term of the respective power purchase and capacity purchase agreements to comply with generally accepted accounting principles. The impact of the restatement on the Company's consolidated financial results as originally reported is summarized as follows:


                                                         AS REPORTED                         RESTATED
                                               --------------------------------  --------------------------------
                                                  1998       1997       1996        1998       1997       1996
                                               ----------  ---------  ---------  ----------  ---------  ---------
Net income (loss)............................  $    6,718  $   8,092  $  13,666  $    2,699  $  10,173  $  (1,439)

3. DEBT

    The Company's debt consists of the following:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                            1998       1997
                                                                         ----------  ---------
Revolving credit agreement.............................................  $  138,628
Convertible subordinated debt..........................................       6,770
Revolving and term loan payable........................................              $  12,411
Other..................................................................                     66
                                                                         ----------  ---------
                                                                         $  145,398  $  12,477
                                                                         ----------  ---------
                                                                         ----------  ---------

    At December 31, 1998, the Company was in default of a debt covenant contained in it's Revolving Credit Agreement and received a waiver from the bank for this default. On May 12, 1999, the Company executed an amendment to the Revolving Credit Agreement (the "Amended Agreement") modifying certain financial covenants and requiring bank approval for all acquisitions. The Amended Agreement requires that the Company and certain subsidiaries, as defined, maintain certain specified financial covenants, including, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage ratio, and a maximum debt to capitalization ratio, each as defined in the Amended Agreement. The Company's ability to satisfy these covenants is dependent on its ability to substantially achieve its operating plan. As of June 30, 1999, the Company was in default of certain of these covenants and received a waiver from the bank for this default through January 1, 2000. See Note 9 to the consolidated financial statements for additional discussion.

4. GUARANTEE

    As a result of a limited partnership interest in Penobscot Energy Recovery Company ("PERC"), a majority-owned consolidated subsidiary, the Company had a contingent obligation to make additional capital contributions to PERC of approximately $3,710. The Company had an irrevocable letter of credit from a bank securing this commitment. This contingent obligation expired during 1998.

    During 1998, certain bonds payable at the Company's majority-owned consolidated subsidiary, Penobscot Energy Recovery Company ("PERC") were refinanced. In conjunction with this refinancing, the Company issued a $3,000 limited guarantee of PERC's payment obligation under the refinanced bonds payable in favor of the issuer and trustees of the bonds payable. See Note 9 to the consolidated financial statements for additional discussion.

5. SUBSEQUENT EVENT



    On September 23, 1999, the Company entered into an amended Agreement and Plan of Merger (the "Merger Agreement") with Casella Waste Systems, Inc., ("Casella") a publicly-owned company engaged in the waste services industry. This Merger Agreement was an amendment to the original agreement dated January 12, 1999. The merger will be completed through the exchange of all of shares of the Company's common stock for shares of Casella's Class A common stock based on an exchange ratio specified in the Merger Agreement. In addition, all of the Company's outstanding and unexercised stock options and stock purchase warrants will be converted into similar rights to acquire Casella's Class A common stock under the same terms and conditions and the same exchange ratio. Subsequent to the completion of the merger, the current Casella stockholders will own a majority of the combined company. Under the terms of the Merger Agreement, Casella is required to file a registration statement with the Securities and Exchange Commission to register the shares of its Class A common stock to be issued in the Merger. The merger is subject to, among other things, approval of the Company's and Casella's stockholders. No assurances can be given that the remaining conditions of the Merger will be satisfied and that the merger will be consummated. In connection with the merger, Casella has agreed to reimburse the Company for its investment banking fees and other merger related costs and as of December 31, 1998, approximately $1,160 of such costs have been deferred.

                                                                     SCHEDULE II

                                   KTI, INC.
                       VALUATION AND QUALIFYING ACCOUNTS

                COLUMN A COLUMN B                                           COLUMN C              COLUMN D       COLUMN E
--------------------------------------------------                 --------------------------  ---------------  -----------
                                                                           ADDITIONS
                                                                   --------------------------

                                                                                 CHARGED TO
                                                     BALANCE AT    CHARGED TO       OTHER                       BALANCE AT
                                                      BEGINNING     COSTS AND    ACCOUNTS--     DEDUCTIONS--      END OF
                   DESCRIPTION                        OF PERIOD     EXPENSES      DESCRIBE        DESCRIBE        PERIOD
--------------------------------------------------  -------------  -----------  -------------  ---------------  -----------
                                                                                (IN THOUSANDS)
YEAR ENDED DECEMBER 31, 1998
Deducted from asset amounts:
Allowance for doubtful accounts...................    $     294     $   1,289                     $     270(1)   $   1,313

YEAR ENDED DECEMBER 31, 1997
Deducted from asset amounts:
Allowance for doubtful accounts...................          242           193                           141(1)         294

YEAR ENDED DECEMBER 31, 1996
Deducted from asset amounts:
Allowance for doubtful accounts...................          481            24                           263(1)         242

------------------------

(1) Uncollected accounts written off, net of recoveries.