Form 10-Q/A
period 1999-03-31
KTI INC
filed 1999-10-29
CIK 931581

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

          Common Stock, No Par Value      13,916,238 Shares as of May 14, 1999

                               TABLE OF CONTENTS

ITEM NUMBER AND CAPTION                                                                                  PAGE NUMBER
-----------------------                                                                                  -----------
PART I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets at March 31, 1999 (unaudited) and December 31, 1998                     3
           Consolidated  Statements of Income (unaudited) for the three months ended
             March 31, 1999 and 1998                                                                           4
           Consolidated Statements of Changes in Stockholders' Equity for the three
             months ended March 31, 1999 (unaudited) and the year ended December 31, 1998                      5
           Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31,
             1999 and 1998                                                                                     6
           Notes to Consolidated Financial Statements                                                          7
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                      13
Item 3.  Qualitative and Quantitative Disclosure about Market Risk                                            22

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                    24
Item 2.  Changes in Securities                                                                                25
Item 3.  Defaults Upon Senior Securities                                                                      25
Item 4.  Submission of Matters to a Vote of Security Holders                                                  25
Item 5.  Other Information                                                                                    25
Item 6.  Exhibits and Reports on Form 8-K                                                                     25


PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                                   KTI, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                         MARCH 31,    DECEMBER 31,
                                                                                            1999          1998
                                                                                        ------------  -------------
                                                                                        (UNAUDITED)
                                        ASSETS
Current Assets
  Cash and cash equivalents...........................................................   $    7,782     $   9,426
  Restricted funds....................................................................       21,343        19,088
  Accounts receivable, net of allowances of $1,328 and $1,313.........................       37,180        29,272
  Consumables and spare parts.........................................................        5,074         4,483
  Inventory...........................................................................        7,855         4,866
  Notes receivable--officers/shareholders and affiliates..............................        1,402         1,858
  Other receivables...................................................................        3,309         4,158
  Deferred taxes......................................................................        5,449         4,832
  Other current assets................................................................        6,325         3,370
                                                                                         -----------    ----------
      Total current assets............................................................       95,719        81,353
Restricted funds......................................................................        4,207         4,350
Notes receivable--officers/shareholders and affiliates................................        5,341         1,534
Other receivables.....................................................................        2,207         3,025
Other assets..........................................................................        6,264         6,167
Deferred costs, net of accumulated amortization of $1,899 and $1,610..................        4,900         5,268
Deferred taxes........................................................................        1,546         1,407
Goodwill and other intangibles, net of accumulated amortization of $5,550 and
  $4,354..............................................................................      125,480       119,712
Property, equipment and leasehold improvements, net of accumulated depreciation of
  $31,241 and $27,724.................................................................      221,462       213,669
                                                                                         -----------    ----------
      Total assets....................................................................   $  467,126     $ 436,485
                                                                                         -----------    ----------
                                                                                         -----------    ----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable....................................................................   $   19,361     $  14,940
  Accrued expenses....................................................................       13,855         9,313
  Debt, current portion...............................................................       11,014         9,775
  Other current liabilities...........................................................        1,006         4,499
                                                                                         -----------    ----------
      Total current liabilities.......................................................       45,236        38,527
Other liabilities.....................................................................        2,874         4,227
Debt, less current portion............................................................      215,845       202,153
Minority interest.....................................................................       13,684        12,437
Deferred revenue......................................................................       59,577        61,396
Customer advance......................................................................       12,612        12,788
Convertible subordinated notes........................................................        6,770         6,770
Commitments and contingencies

Stockholders' equity
Preferred stock; 10,000,000 shares authorized; none outstanding
Common stock; no par value (stated value $.01 per share); authorized 40,000,000 in
  1999 and 1998, issued and outstanding 13,916,238 and 13,266,204 shares in 1999 and
  1998, respectively..................................................................          139           133
Additional paid-in capital............................................................      126,396       115,026
Accumulated deficit...................................................................      (16,007)      (16,972)
                                                                                         -----------    ----------
Total stockholders' equity............................................................      110,528        98,187
                                                                                         -----------    ----------
      Total liabilities and stockholders' equity......................................   $  467,126     $ 436,485
                                                                                         -----------    ----------
                                                                                         -----------    ----------



                            See accompanying notes.

                                   KTI, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                                                      THREE MONTHS ENDED MARCH
                                                                                                 31,
                                                                                      -------------------------
                                                                                         1999          1998
                                                                                      -----------   -----------
Revenues...........................................................................   $    66,128   $    37,876
Cost of operations.................................................................        55,463        30,713
                                                                                      -----------   -----------
  Gross Profit.....................................................................        10,665         7,163
Selling, general and administrative................................................         3,571         1,136
Restructuring charge...............................................................           748
                                                                                      -----------   -----------
  Income from operations...........................................................         6,346         6,027
Interest expense, net..............................................................         3,734         1,510
Other expense......................................................................            51
                                                                                      -----------   -----------
  Income before minority interest, provision for income taxes and cumulative effect
    of change in accounting principle..............................................         2,561         4,517
Minority interest..................................................................           686         1,132
                                                                                      -----------   -----------
  Income before provision for income taxes and cumulative effect of change in
    accounting principle...........................................................         1,875         3,385
Provision for income taxes.........................................................           852         1,346
                                                                                      -----------   -----------
  Income before cumulative effect of change in accounting principle................         1,023         2,039
Cumulative effect of change in accounting principle................................            58
                                                                                      -----------   -----------
  Net income.......................................................................           965         2,039
Accretion and accrued and paid dividends on preferred stock........................                         509
                                                                                      -----------   -----------
  Net income available to common shareholders......................................   $       965   $     1,530
                                                                                      -----------   -----------
                                                                                      -----------   -----------
Earnings per common share:
Basic:
  Income before cumulative effect of change in accounting principle................   $      0.08   $      0.17
  Cumulative effect of change in accounting principle..............................         (0.01)
                                                                                      -----------   -----------
  Net income.......................................................................   $      0.07   $      0.17
                                                                                      -----------   -----------
                                                                                      -----------   -----------
  Weighted average number of shares used in computation............................    13,619,588     9,236,588
                                                                                      -----------   -----------
                                                                                      -----------   -----------
Diluted:
  Income before cumulative effect of change in accounting principle................   $      0.07   $      0.15
  Cumulative effect of change in accounting principle                                       (0.01)
                                                                                      -----------   -----------
  Net income.......................................................................   $      0.06   $      0.15
                                                                                      -----------   -----------
                                                                                      -----------   -----------
  Weighted average number of shares used in computation............................    14,290,677    10,043,025
                                                                                      -----------   -----------
                                                                                      -----------   -----------


                            See accompanying notes

                                   KTI, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)


                                                         SERIES A               SERIES B
                                                      PREFERRED STOCK        PREFERRED STOCK           COMMON STOCK
                                                   ---------------------  ---------------------  -------------------------
                                                     SHARES     AMOUNT      SHARES     AMOUNT       SHARES       AMOUNT
                                                   ----------  ---------  ----------  ---------  ------------  -----------
Balance at December 31, 1997.....................     447,500  $   3,732     856,000  $  21,400     8,912,630      $  89
  Net income.....................................
  Accretion of preferred stock...................                     42
  Issuance of common stock and common stock
    purchase warrants for:
    Exercise of options..........................                                                     235,682          2
    Exercise of warrants.........................                                                     411,894          4
    Non-employee director's compensation.........
    Conversion of preferred stock:
      Series A...................................    (447,500)    (3,774)                             447,500          4
      Series B...................................                           (856,000)   (21,400)       25,531          1
    Conversion of debt...........................                                                   1,283,399         13
    Employee savings plan contribution...........                                                       4,215
    Business combinations........................                                                   1,945,353         20
  Tax benefit realized from stock option
    transactions.................................
  Dividends paid on Series B Preferred Stock.....
  Additional costs related to preferred stock
    issuances....................................
                                                   ----------  ---------  ----------  ---------  ------------      -----
Balance at December 31, 1998.....................                                                  13,266,204        133
  Net income.....................................
  Issuance of common stock for:
    Exercise of options..........................                                                      20,552
    Exercise of warrants.........................                                                      19,482
    Business combinations........................                                                     610,000          6
                                                   ----------  ---------  ----------  ---------  ------------      -----
Balance at March 31, 1999 (unaudited)............                                                  13,916,238      $ 139
                                                   ----------  ---------  ----------  ---------  ------------      -----
                                                   ----------  ---------  ----------  ---------  ------------      -----


                                                   ADDITIONAL  RETAINED
                                                    PAID-IN    EARNINGS
                                                    CAPITAL    (DEFICIT)    TOTAL
                                                   ----------  ---------  ----------
Balance at December 31, 1997.....................  $   52,762  $ (18,267) $   59,716
  Net income.....................................                  2,699       2,699
  Accretion of preferred stock...................         (42)
  Issuance of common stock and common stock
    purchase warrants for:
    Exercise of options..........................       1,894                  1,896
    Exercise of warrants.........................       1,648                  1,652
    Non-employee director's compensation.........         205                    205
    Conversion of preferred stock:
      Series A...................................       3,770
      Series B...................................         300                (21,099)
    Conversion of debt...........................      15,686                 15,699
    Employee savings plan contribution...........          41                     41
    Business combinations........................      38,122                 38,142
  Tax benefit realized from stock option
    transactions.................................         738                    738
  Dividends paid on Series B Preferred Stock.....                 (1,404)     (1,404)
  Additional costs related to preferred stock
    issuances....................................         (98)                   (98)
                                                   ----------  ---------  ----------
Balance at December 31, 1998.....................     115,026    (16,972)     98,187
  Net income.....................................                    965         965
  Issuance of common stock for:
    Exercise of options..........................         161                    161
    Exercise of warrants.........................         193                    193
    Business combinations........................      11,016                 11,022
                                                   ----------  ---------  ----------
Balance at March 31, 1999 (unaudited)............  $  126,396  $ (16,007) $  110,528
                                                   ----------  ---------  ----------
                                                   ----------  ---------  ----------


                            See accompanying notes.

                                   KTI, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                                                                   THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                                  --------------------
                                                                                                    1999       1998
                                                                                                  ---------  ---------
OPERATING ACTIVITIES
Net income......................................................................................  $     965  $   2,039
Adjustments to reconcile net income to net cash provided (used in) by operating activities:
  Cumulative effect of change in accounting principle...........................................         58
  Depreciation and amortization.................................................................      5,196      2,593
  Minority interest, net of distributions.......................................................      1,247      1,132
  Deferred revenue..............................................................................     (1,996)    (1,820)
  Deferred income taxes.........................................................................       (967)     1,196
  Provision for losses on accounts receivable...................................................         15         54
  Interest accrued and capitalized on debt......................................................                   417
  Other non-cash charges........................................................................         42         22
  Changes in operating assets and liabilities:
    Accounts receivable.........................................................................     (7,224)    (2,030)
    Consumables, spare parts and inventory......................................................     (1,414)      (999)
    Other receivables...........................................................................        849         42
    Other assets................................................................................     (2,015)       629
    Accounts payable and accrued expenses.......................................................      8,370        685
    Other liabilities...........................................................................     (3,456)       325
                                                                                                  ---------  ---------
Net cash provided by (used in) operating activities.............................................       (330)     4,285

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements.....................................     (3,369)    (3,154)
Proceeds from sale of assets....................................................................         22         18
Net change in restricted funds..................................................................     (2,112)      (756)
Purchase of businesses, net of cash acquired....................................................       (150)    (2,443)
Notes receivable--officers/shareholders and affiliates..........................................     (3,351)        31
                                                                                                  ---------  ---------
Net cash used in investing activities...........................................................     (8,960)    (6,304)

FINANCING ACTIVITIES
Deferred financing costs........................................................................                  (398)
Net borrowings on lines of credit...............................................................     10,004      5,075
Proceeds from sale of common stock..............................................................        354        850
Dividends paid..................................................................................                  (468)
Principal payments on debt......................................................................     (2,712)    (2,809)
                                                                                                  ---------  ---------
Net cash provided by financing activities.......................................................      7,646      2,250
                                                                                                  ---------  ---------
Increase (decrease) in cash and cash equivalents................................................     (1,644)       231
Cash and cash equivalents at beginning of period................................................      9,426     11,181
                                                                                                  ---------  ---------
Cash and cash equivalents at end of period......................................................  $   7,782  $  11,412
                                                                                                  ---------  ---------
                                                                                                  ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid...................................................................................  $   5,295  $     902
Taxes paid......................................................................................        797

NON CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation entered into for lease of equipment....................................  $     115
  Purchase of businesses, net of cash acquired:
  Working capital deficit, net of cash acquired.................................................       (111) $    (158)
  Property, equipment and leasehold improvements................................................      8,621        933
  Purchase price in excess of net assets acquired...............................................      6,363      2,834
  Other assets..................................................................................                   104
  Non-current liabilities.......................................................................      5,423      1,270
  Common stock..................................................................................      9,522


                             See accompanying notes

                                   KTI, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 1999

1. BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The municipal solid waste ("MSW") market in Maine is seasonal, with one-third more MSW generated in the summer months than is generated during the rest of the year. The Residential and Commercial Recycling segments experience increased volumes of ONP in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the Residential Recycling segment operates facilities in Florida which experience increased volumes of recyclable materials during the winter months followed by decreases in the summer months in connection with seasonal changes in population. Operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain 1998 financial information contained herein has been reclassified to conform with the 1999 presentation.


2. RESTATEMENT

The Company's balance sheet as of March 31, 1999 and the related statements of income, stockholders' equity and cash flows for the three months ended March 31, 1999 and 1998 have been restated. The restatement is a result of the Securities Exchange Commission's review of the Company's proxy materials related to the prospective merger with Casella Waste Systems (See Note 3). The restatement relates to revenue recognized as a result of the restructuring of a power purchase agreement and the sale of electric generating capacity by two of the Company's majority-owned subsidiaries with its customers, Bangor Hydro Electric and Central Maine Power, which were completed in 1998 and 1996. At the time of these transactions, the Company had recognized revenues representing a portion of the cash received in 1996 and the total consideration received in 1998. After discussions with the staff of the Securities and Exchange Commission, the Company agreed to defer these amounts and recognize them over the term of the respective power purchase and capacity purchase agreements to comply with generally accepted accounting principles. In addition, performance credits previously reported as expense have been reclassified as a reduction of revenues. The impact of the restatement on the Company's consolidated financial results as originally reported is summarized as follows:



                                                                            AS REPORTED             RESTATED
                                                                        THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                            MARCH 31,              MARCH 31,
                                                                        -------------------    -------------------
                                                                          1999       1998        1999       1998
                                                                        --------   --------    --------   --------
Revenues..............................................................  $66,977    $37,632     $66,128    $37,876
Income before cumulative effect of change in accounting principle.....      925      1,992       1,023      2,039
Net income............................................................      867      1,992         965      2,039
Net income available to common shareholders...........................      867      1,483         965      1,530
Net income per share:
  Basic...............................................................  $  0.06    $  0.16     $  0.07    $  0.17
  Diluted.............................................................  $  0.06    $  0.15     $  0.07    $  0.17


3. MERGER AND ACQUISITION


    On September 23, 1999, KTI, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Casella Waste Systems, Inc., ("Casella") a publicly-owned company engaged in the waste services industry. The merger will be completed through the exchange of all of the shares of the Company's common stock for shares of Casella's Class A common stock based on an exchange ratio specified in the Amended Merger Agreement. In addition, all of the Company's outstanding and unexercised stock options and stock purchase warrants will be converted into similar rights to acquire Casella's Class A common stock under the same terms and conditions and the same exchange ratio. Subsequent to the completion of the merger the current Casella stockholders will own a majority of the combined company. Under the terms of the Merger Agreement, Casella is required to file a registration statement with the Securities and Exchange Commission to register the shares of its Class A common stock to be issued in the merger. The merger is subject to, among other things, approval of the Company's and Casella's stockholders. No assurance can be given that the conditions of the merger will be satisfied or that the merger will be consummated. In connection with the merger, Casella has agreed to reimburse the Company for its investment banking fees and other merger related costs and as of June 30, 1999, approximately $1,427 of such costs have been deferred.


    On January 27, 1999 the Company completed its acquisition of AFA Group, Inc. and subsidiaries ("AFA"), an integrated wood waste processing and hauling business located in Newark, New Jersey. Payment of the aggregate purchase price, including all direct costs, of $9,682 consisted of (i) 460,000 shares of the Company's common stock valued at $20.70 per share (based on the closing price of the common stock on the date of announcement) and (ii) $150 in cash. This acquisition was accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at their estimated fair

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 1999


3. MERGER AND ACQUISITION (CONTINUED)


value at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets of $6,363 has been recorded as goodwill and is being amortized on a straight-line basis over 30 years.

    On March 31, 1999, pursuant to the Second Amended, Restated and Extended Waste Disposal Agreement among Penobscot Energy Recovery Company ("PERC"), a majority owned subsidiary of the Company, and the municipalities named therein, the municipalities made a capital contribution to PERC totaling $730 in exchange for a 1.31% limited partnership interest in PERC.


4. EARNINGS PER SHARE


    The following table sets forth the computation of basic and diluted earnings per share:


                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                        --------------------------
                                                                                            1999          1998
                                                                                         -----------   -----------
Numerator:
  Net income..........................................................................   $       965   $     2,039
  Preferred stock dividends...........................................................                        (467)
  Accretion of preferred stock........................................................                         (42)
                                                                                         -----------   -----------
  Numerator for basic earnings per share-net income available to common
    stockholders......................................................................           965         1,530
  Effect of dilutive securities:
  Numerator for diluted earnings per share-net income available to common stockholders
    after assumed conversions.........................................................   $       965   $     1,530
                                                                                         -----------   -----------
                                                                                         -----------   -----------
Denominator:
  Denominator for basic earnings per share-weighted average shares....................    13,619,588     9,236,588
  Effect of dilutive securities:
  Employee stock options..............................................................       486,769       387,576
  Warrants............................................................................       184,320       418,861
                                                                                         -----------   -----------
  Dilutive potential common shares....................................................       671,089       806,437
                                                                                         -----------   -----------
  Denominator for diluted earnings per share-adjusted weighted-average shares and
    assumed conversions...............................................................    14,290,677    10,043,025
                                                                                         -----------   -----------
                                                                                         -----------   -----------
Net income per share-Basic............................................................   $      0.07   $      0.17
                                                                                         -----------   -----------
                                                                                         -----------   -----------
Net income per share-Diluted..........................................................   $      0.06   $      0.15
                                                                                         -----------   -----------
                                                                                         -----------   -----------

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 1999


5. CONTINGENCIES


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


6. SEGMENT REPORTING


    During the three months ended March 31, 1999, the Company operated in the business segment as indicated below.


                                                                    WASTE-TO-  COMMERCIAL   FINISHED   RESIDENTIAL
                                                                     ENERGY     RECYCLING   PRODUCTS    RECYCLING
                                                                    ---------  -----------  ---------  -----------
Revenues
Unaffiliated customers............................................  $  23,543   $  21,138   $  12,345   $   9,087
Intersegment revenues.............................................         33                      31         748
Segment Profit....................................................      6,541         315         786         559
Depreciation and Amortization.....................................      2,599         607         821         914
Identifiable Assets...............................................    251,537      65,728      58,868      58,640
Capital Expenditures..............................................      1,129         315       1,403         384

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 1999


6. SEGMENT REPORTING (CONTINUED)


    During the three months ended March 31, 1998 the Company operated in the business segments indicated below.


                                                                                 WASTE-TO-  COMMERCIAL    FINISHED
                                                                                  ENERGY     RECYCLING    PRODUCTS
                                                                                 ---------  -----------  -----------
Revenues
  Unaffiliated customers.......................................................  $  17,477   $  18,665    $   1,719
  Intersegment revenues........................................................         64                       15
Segment Profit.................................................................      5,805         674          259
Depreciation and Amortization..................................................      2,034         458           25
Identifiable Assets............................................................    211,643      42,533        1,635
Capital Expenditures...........................................................      1,901       1,225            2


    The segment reporting detailed above reconciles to consolidated revenues and income before provision for income taxes and cumulative effect of a change in accounting principal as follows:


                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
REVENUES
Total unaffiliated customers revenue for reportable segments................................  $  66,113  $  37,861
Holding company revenues....................................................................         15         15
Intersegment revenues for reportable segments...............................................        812         79
Elimination of intersegment revenues........................................................       (812)       (79)
                                                                                              ---------  ---------
Total consolidated revenues.................................................................  $  66,128  $  37,876
                                                                                              ---------  ---------
                                                                                              ---------  ---------
PROFIT AND LOSS
Total segment profit for reportable segments................................................  $   8,201  $   6,738
Holding company segment loss................................................................     (1,855)      (711)
                                                                                              ---------  ---------
Total segment profit........................................................................      6,346      6,027

Unallocated amounts:
  Interest expense, net.....................................................................      3,734      1,510
  Other expenses............................................................................         51
  Minority interest.........................................................................        686      1,132
                                                                                              ---------  ---------
  Income before provision for income taxes and cumulative effect of change in accounting
    principle...............................................................................  $   1,875  $   3,385
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 1999


6. SEGMENT REPORTING (CONTINUED)



                                                                                           MARCH 31,
                                                                                              1999
                                                                                           ----------
ASSETS
Total identifiable assets for reportable segments........................................  $  434,773
Holding company assets...................................................................      32,353
                                                                                           ----------
Total consolidated assets................................................................  $  467,126
                                                                                           ----------
                                                                                           ----------



7. ACCOUNTING CHANGE


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


8. RESTRUCTURING CHARGE


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


9. INCOME TAXES

    The income tax provision was approximately $852 for the three months ended March 31, 1999 compared to approximately $1,346 during the same period in 1998. During the first quarter of 1999, the effective tax rate utilized by the Company of 46.0% represents the estimated annual effective rate based on the total estimated pretax income of the Company for the year ended December 31, 1999. The effective rate in the first quarter of 1998 was 41.2% and the increase in the effective rate in 1999 is primarily due to an increase in nondeductible goodwill.



10. SUBSEQUENT EVENTS


    On May 12, 1999, the Company's Revolving Line of Credit Agreement with a bank (the "Credit Agreement") was amended (the "Amended Agreement") modifying certain financial covenants and requiring bank approval for all acquisitions. The Amended Agreement requires that the Company and certain subsidiaries, as defined, maintain certain specified financial covenants, including, a minimum interest coverage ratio, a maximum funded debt to EBITDA ratio, a minimum fixed charge coverage

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 MARCH 31, 1999


10. SUBSEQUENT EVENTS (CONTINUED)


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


REVENUES


     Consolidated revenue for the three months ended March 31, 1999, compared with the same period in 1998, increased approximately $28.3 million or 74.6%.


     WASTE-TO-ENERGY SEGMENT

     Revenues in the waste-to-energy segment derive primarily from waste processing and electric power sales. In the first quarter of 1999, compared to 1998, total tons received by Maine Energy decreased by 8.4% and by Penobscot decreased by 3.0%. The decreases at Maine Energy was due to lower production as a result of repairs to the primary processing equipment. The decrease at Penobscot was the result of the annual scheduled plant shutdown in January 1999. In 1998, Penobscot's scheduled shutdown occurred in the second quarter.


     Total revenues for this business unit were approximately $23.5 million for the three months ended March 31, 1999, compared to approximately $17.5 million for the same period in 1998. This represents an increase of approximately $6.0 million or 34.7% for the three months ended March 31, 1999 as compared to the same period in 1998.


     Waste processing revenues in the three months ended March 31, 1999 increased by approximately $3.2 million or 44.1%. This revenue increase is a result of an approximately 26.4% increase in the price charged per ton in the three months ended March 31, 1999 compared to the same period in 1998, as well as additional revenues from the acquisition of Total Waste Management, Russell Stull, KTI Recycling of Canada and AFA Group. The increases from the acquisitions were offset by reductions at KTI BioFuels due to the elimination of brokerage operations on March 31, 1998.


     Electric power revenues for the three months ended March 31, 1999 increased approximately $0.7 million or 7.1% over the same period in 1998. The increase in revenues resulted from a combination of the acquisition of Multitrade offset by lower kilowatt hours at Maine Energy due to lower production discussed above and increased customer rebates during 1999.


     RESIDENTIAL RECYCLING SEGMENT

     This segment includes the residential recycling plants of FCR which posted revenues of approximately $9.1 million for the three months ended March 31, 1999. There were no revenues from this segment for the same period in 1998 because the acquisition was completed in the third quarter of 1998.

     COMMERCIAL RECYCLING SEGMENT

     The commercial recycling segment had total revenue for the three months ended March 31, 1999 of approximately $21.1 million compared to $18.7 million for the same period in 1998. This represents an increase in sales of approximately $2.4 million as compared to the same period in 1998. This increase is primarily the result of the acquisition of KTI New Jersey Fibers, Inc. that was completed in the third quarter of 1998. These increases were partially offset by lower commodity prices for paper fibers and lower volumes at the commercial processing plants in the three months ended March 31, 1999.

     FINISHED PRODUCTS SEGMENT

     Total revenue for this segment for the three months ended March 31, 1999 was approximately $12.3 million compared to approximately $1.7 million for the same period in 1998. This represents and increase of approximately $10.6 million. The increase in revenues is primarily the result of acquisitions discussed above which were partially offset by lower revenues at Manner due to decreases in plastic prices in 1999.

COST AND EXPENSES

     WASTE-TO-ENERGY SEGMENT


     Cost of operations in this segment consists primarily of electric power and waste handling. Operating costs were approximately $17.0 million during the three months ended March 31, 1999, compared to approximately $11.7 million during the same period in 1998. This is an increase of approximately $5.3 million or 45.7%. The increase was primarily the result of the acquisitions of Total Waste Management, Russell Stull, Multitrade, KTI Recycling of Canada and AFA Group, where the total costs of operations were approximately $2.9 million. In addition, Penobscot's operating costs increased by approximately $1.8 million due to the costs associated with the planned shutdown and in increased performance credits as a result of the revised power purchase agreement and waste disposal agreements. These increases were offset by decreases in Timber Energy Resources' operating costs that resulted from an increase in the supply of tipping fee based materials which reduces fuel costs and eliminates the costs associated with the brokerage sales discussed above at KTI BioFuels.


     RESIDENTIAL RECYCLING SEGMENT

     Cost of operations in this segment was approximately $8.5 million for the first three months of 1999. There were no cost of operations for the same period in 1998 because the acquisition of FCR was completed in the third quarter of 1998.

     COMMERCIAL RECYCLING SEGMENT

     Cost of operations in this segment for the three months ended March 31, 1999 were approximately $20.8 million in 1999 compared to approximately $18.0 million in 1998. This is an increase of approximately $2.8 million compared to the same period in 1998. This increase is primarily due to the acquisition of KTI New Jersey Fibers in August 1998 and was offset by lower purchase prices that were caused by lower commodity prices and lower volumes at the commercial processing plants.

     FINISHED PRODUCTS

     Cost of operations in this segment for the three months ended March 31, 1999 were approximately $11.6 million compared to approximately $1.5 million in 1998. The increase was primarily a result of the acquisitions discussed above and was partially offset by lower purchase prices at Manner that was due to decreases in plastics prices in 1999.

OTHER ITEMS


    Selling, general and administrative expenses increased by approximately $2.4 million during the first three months of 1999 compared to the first three months of 1998. The increase is a result of selling, general and administrative costs added through acquisitions throughout 1998 and the addition of administrative staff to develop and install corporate-wide information systems; to develop and support a formal strategic planning and budgeting process; to support company wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal analytical systems to identify revenue enhancement and cost savings programs in newly acquired entities.


     Interest expenses increased approximately $2.2 million or 147.3% during the first three months of 1999 compared to the same period in 1998. These increases are related principally to increased borrowings on our line of credit used to fund acquisitions, incremental interest expenses on debt assumed as part of these acquisitions and the conversion of the Series B Preferred Stock to convertible debt. These increases were partially offset by lower interest rates at Penobscot as a result of the refinancing of the bonds payable and lower debt levels at Maine Energy.

     The income tax provision was approximately $0.9 million during the first three months of 1999 compared to approximately $1.3 million in the first three months of 1998. During the first quarter of 1999, the effective tax rate of 46.0% utilized by KTI represents the estimated annual effective rate based on the total estimated pretax income of KTI for the year ended December 31, 1999. The effective rate in the first quarter of 1998 was 40.3%. The increase in the effective rate in 1999 is primarily a result of higher amounts of nondeductible goodwill.


     The cumulative effect of a change in accounting principle represents a change in our method of accounting for start-up costs. The change involves expensing these costs as incurred, rather than capitalizing and subsequently amortizing them.

LIQUIDITY AND CAPITAL RESOURCES

     We are a holding company and receive a portion of the cash flows of our subsidiaries. Receipt of cash flow from Penobscot is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with Penobscot's equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding subordinated debt balance of approximately $11.5 million as of March 31, 1999 before partners' cash distribution can begin (approximately $7.6 million of these notes are owned by KTI). Timber Energy Resources' cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of KTI separate from Maine Energy, Penobscot and Timber Energy Resources and liquidity and capital resource of each of Maine Energy, Penobscot and Timber Energy Resources independently.

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

     On July 10, 1998, we closed on a $150.0 million acquisition credit line from KeyBank. We can use this line of credit for acquisitions, capital expenditures and working capital. As of December 31, 1998 and March 31, 1999, we were not in compliance with one of the covenants of the agreement with KeyBank. We received a waiver of this covenant before December 31, 1998 and on May 12, 1999, we signed an amendment to the agreement with KeyBank amending the covenants. We believe that we will remain in compliance with the covenants in the amended agreement. Our ability to remain in compliance is dependent on our ability to achieve our operating plan; however, we cannot give any assurances in this regard.

     As of March 31, 1999, we had working capital of approximately $50.4 million (ratio of current assets to current liabilities of 2.11:1) and a cash balance of approximately $7.8 million which compared to working capital of approximately $42.9 million (a ratio of current assets to current liabilities of 2.03:1) and a cash balance of approximately $9.4 million at December 31, 1998. As of March 31, 1999, we had working capital and cash on hand without regard to Maine Energy, Penobscot and Timber Energy Resources of approximately $19.9 million (a ratio of current assets to current liabilities of 1.55:1) and approximately $3.2 million, respectively, which compared to working capital of approximately $13.9 million (a ratio of current assets to current liabilities of 1.41:1) and a cash balance of approximately $3.9 million at December 31, 1998.

     As of March 31, 1999, we had approximately $22,000 available under the revolving credit agreement. Though we believe that cash flows from our subsidiaries will meet our current needs for working capital and capital expenditures, our ability to expand current operations is dependent on cash flow from our subsidiaries. We believe that KTI has the ability to access additional facilities to fund capital expenditures if needed; although no assurance can be given in this regard.

     Our ability to make future acquisitions depends on our ability to increase our line of credit. Our ability to increase the line of credit is dependent on our ability to raise additional equity or raise capital from financial instruments that are subordinated to the KeyBank credit line. We believe that we have the ability to raise additional capital if needed; however, there can be no assurance that this can be accomplished at terms and conditions that would be acceptable to us.

     As of March 31, 1999, we and our subsidiaries, other than Maine Energy, Penobscot and Timber Energy Resources, had current maturities of indebtedness of approximately $7.7 million, including borrowings under revolving credit facilities. During the three months ended March 31, 1999, we, apart from Maine Energy, Penobscot and Timber Energy, increased net borrowings on our lines of credit by approximately $9.8 million, primarily for the refinancing of debt assumed form acquisitions, the funding of business operations and capital expenditures.

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

     As of March 31, 1999 and December 31, 1998, Maine Energy had operating cash of approximately $1.4 million and $2.4 million, respectively, and as required under the terms of the credit agreement underlying its letter of credit. Maine Energy has on account an additional approximately $6.0 million and $6.0 million, respectively, of reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements. As of March 31, 1999, Maine Energy had total indebtedness of approximately $11.5 million.

     We believe Maine Energy's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for Maine Energy for the remainder of 1999 are expected to be approximately $0.7 million.

     PENOBSCOT

     Penobscot has financed its operations and capital expenditures primarily by cash flow from operations. Cash provided by operations was approximately $1.3 million for the three months ended March 31, 1999 compared to approximately $2.0 million in the same period in 1998. Penobscot's capital expenditures were approximately $0.6 million and $0.1 million during the three months ended March 31, 1999 and 1998, respectively.

     On June 26, 1998, we completed a major restructuring of the various contracts and obligations of Penobscot, which included refinancing Penobscot's tax exempt bonds. The refinancing was made possible by the sale of approximately $45.0 million in Electric Rate Stabilization Revenue Refunding Bonds issued by Finance Authority of Maine. The proceeds, and certain funds from operations were used to repay the outstanding Revenue Bonds. The interest rate on the bonds rages from 3.75% for one-year bonds to 5.20% for 20-year term bonds. The refinancing will reduce Penobscot's debt service costs while extending its payment obligation over 20 years.

     As of March 31, 1999, in addition to Penobscot's operating cash of approximately $2.6 million, Penobscot, as required under the terms of the trust indenture governing the FAME Bonds, had on account an additional approximately $15.4 million of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

     We believe Penobscot's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Penobscot plans capital expenditures for the remainder of 1999 of approximately $1.1 million, which has largely been set aside in the reserve accounts.

     TIMBER ENERGY RESOURCES

     Timber Energy Resources has financed its operations and capital expenditures primarily by cash flows from operations. Cash provided by operations was approximately $0.9 million for the three months ended March 31, 1999 compared to approximately $0.8 million during the same period in 1998. Timber Energy Resources' capital expenditures were approximately $132,000 for the three months ended March 31, 1999 compared to approximately $67,000 during the same period in 1998.

     Timber Energy Resources has two 1997 Industrial Development Revenue Bond issues outstanding that carry interest at a fixed rate of 7% and have annual sinking fund payments due each December 1 with a final payment due December 1, 2002. As of March 31, 1999, Timber Energy Resources had $11.6 million outstanding in 1997 Bonds.

     As of March 31, 1999 and December 31, 1998, in addition to Timber Energy Resources' operating cash of approximately $0.7 million and $0.8 million, respectively, Timber Energy Resources, as required under the terms of its then-existing debt agreements, had on account approximately $2.9 and $2.1 million, respectively, of reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements.

     We believe Timber Energy Resources' cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. We expect capital expenditures for Timber Energy Resources for the remainder of 1999 to be approximately $0.3 million. Timber Energy Resources intends to finance the requirements through cash flow from operations.

TAX LOSS CARRYFORWARDS


    At March 31, 1999, we had net operating loss carryforwards of approximately $52.5 million for income tax purposes that expire in years 2002 through 2018 and are subject to the limitations described below. In addition, we have general business credit carryforwards of approximately $0.5 million that expire in the years 1999 through 2006 and alternative minimum tax credit carryforwards of approximately $0.9 million that are not subject to limitation.


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

    For the acquisition of Timber Energy Resources, FCR and Total Waste Management, we recorded additional net operating loss carryforwards of approximately $25.6 million, $12.5 million and $0.5 million, respectively, which are also subject to a corporate "ownership change". As a result of the change, our ability to use the net operating loss carryforwards related to these entities is limited to approximately $1.0 million, $3.2 million and $0.1 million, respectively, per year.

ENVIRONMENTAL CONTINGENCIES

    While increasing environmental regulation often presents new business opportunities to us and our subsidiaries, it likewise often results in increased operating costs as well. We and our subsidiaries strive to conduct our operations in full compliance with applicable laws and regulations, including environmental rules and regulations. This effort requires programs to promote compliance, such as training employees and customers, purchasing health and safety equipment, and in some cases hiring outside consultants and lawyers. Even with these programs, we believe that in the ordinary course of doing business, companies in the environmental services and waste disposal industry face governmental enforcement proceedings resulting in fines or other sanctions and will likely be required to pay civil penalties or the expend funds for remedial work on waste management facilities.

    The Telogia, Florida facility is currently in violation of its waste water discharge permit and related reporting obligations. This violation involves the temperature of the water used in the cooling process. KTI has requested a modification of the permit from the Florida Department of Environmental Protection to change the monitoring procedures and to enable KTI to operate in compliance with the permit. KTI and its subsidiaries, and certain of its officers, could be subject to penalties resulting from these violations.

    As of March 31, 1999, no pending governmental environmental enforcement proceedings exist for which we or any of our subsidiaries believe that potential monetary sanctions will exceed $0.1 million. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on our earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for the operation of our or our subsidiaries' plants, equipment, and vehicles based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension of revocation of permits or licenses would negatively impact our business and operations and could have a material adverse impact on our financial results.

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

    We are in the process of contacting our customers and vendors and have received letters from each of our applications vendors stating that the majority of our information technology systems, such as accounting, data processing, plant operations systems and telephone/PBX systems, are Year 2000 compliant. We plan to replace or upgrade these applications with compliant versions by the end of the third quarter of 1999. We have also begun an assessment of our non-information technology systems, such as our security systems and telephones, to determine if they are Year 2000 compliant. We plan to initiate formal communications with the vendors of our remaining non-information technology systems. Based on our assessment to date, we believe that our non-information technology systems will be Year 2000 complaint prior to the Year 2000.

    We have also begun an assessment of our significant vendors, suppliers, and service providers to determine the extent to which we are vulnerable to those third parties' failure to remediate their own Year 2000 compliance uses. To date, we believe, based on information published or otherwise provided by the third parties, that all of their systems are or will be Year 2000 complaint. We plan to initiate formal communications with significant remaining third parties. Based on our assessment to date, we believe that our significant vendors, suppliers and service providers will be Year 2000 compliant prior to the Year 2000.

     The following table summarizes the status of our Year 2000 compliance program:


                                        ASSESSMENT              REMEDIATION               TESTING            IMPLEMENTATION
                                      --------------         ----------------         ----------------     -------------------
Information Technology..............  95% Complete           75% Complete            75% Complete           75% Complete

                                                             Expected                Expected               Expected
                                                             completion date,        completion date,       completion date,
                                                             September 1999          September 1999         September 1999

Operating Equipment with
Embedded Chips or Software..........  90% Complete           85% Complete            85% Complete           85% Complete

                                                             Expected                Expected               Expected
                                                             completion date         completion date        completion date
                                                             June 1999               June 1999              June 1999

3rd Party...........................  80% Complete for       80% Complete for        80% Complete for       80% Complete for
                                      system interface       system interface        system interface       system interface
                                      66% Complete for
                                      all other material     Develop                 Expected               Expected
                                      exposures.             contingency plans as    completion date for    completion date for
                                                             appropriate, June       system interface       system interface
                                                             1999.                   work, June 1999        work, June 1999

                                      60% Complete                                                          Implement
                                      Expected                                                              contingency plans or
                                      completion date for                                                   other alternatives as
                                      surveying all                                                         necessary, August
                                      remaining third                                                       1999.
                                      parties, June 1999


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

     To date, we have used internal resources to reprogram or replace, test and implement the software and hardware modifications for Year 2000. Our only costs have been the salary costs of our internal staff of four. To date, we have incurred approximately $100,000 (30% expensed and 70% capitalized for new systems and equipment), related to all phases of the Year 2000 project. We estimate that the remaining project costs will be less than $0.1 million for the purchase of new software and hardware and approximately $0.1 million of internal resources. Although we currently expect to be able to complete our Year 2000 compliance program using only internal resources, we cannot guarantee that we be able to do so.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     Recent accounting pronouncements that are not required to be adopted as of March 31, 1999, include the following Statement of Financial Accounting Standards ("SFAS") and the American Institute of Certified Public Accountants Statements of Position ("SOP"):

     SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which we will be required to adopt as of January 1, 2000, establishes standards for derivative instruments including those embedded in other contracts and for hedging activities. The new standard requires us to recognize all derivatives as either assets or liabilities and measure those instruments at fair value. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial statements.

     SOP 98-1, ACCOUNTING FOR COSTS OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE will be required to be adopted by us as of January 1, 2000. Our current policy falls within the guidelines of SOP 98-1.


ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK


     KTI currently utilizes no material derivative financial instruments which expose it to significant market risk. KTI is exposed to cash flow and fair value risk due to changes in interest rates with respect to its debt. The table below presents principal cash flows and related weighted average interest rates of the KTI's debt at March 31, 1999 by expected maturity dates. Weighted average variable rates are based on forward rates in United States Government Treasury Constant Maturities at March 31, 1998. Forward rates should not be considered a predictor of actual future interest rates.


                          INTEREST RATE SENSITIVITY
                    PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                (IN THOUSANDS)


                             1999       2000       2001       2002      2003     THEREAFTER   FAIR VALUE
                            -------   --------   --------   --------  --------   -----------  ----------
Fixed Rate Debt.........    $ 3,943   $  5,979   $  5,128   $  6,772  $  2,091   $    49,954  $   74,436
Average Interest Rate...       6.42%      6.36%      6.92%      6.27%     6.29%         5.06%
Variable Rate Debt......                 4,000   $155,762                                     $  159,762
Average Interest Rate...                  8.86%      8.91%


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


                                   KTI, Inc.
                                   (Registrant)




                                   By: /s/  Martin J. Sergi
                                      ------------------------------------------
                                      Name: Martin J. Sergi
                                      Title:   President



                                 By: /s/ Brian J. Noonan
                                     -------------------------------------------
                                     Name:  Brian J. Noonan
                                     Title:    Chief Financial Officer
                                               (Principal Accounting Officer)




Date: October 29, 1999