Form 10-Q/A
period 1999-06-30
KTI INC
filed 1999-10-29
CIK 931581

            FORM 10-Q - QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Common Stock, No Par Value     13,916,238 Shares as of August 13, 1999

                            TABLE OF CONTENTS




Item Number and Caption                                                                       Page Number
-----------------------                                                                       -----------
PART I

Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets at June 30, 1999 (unaudited) and December 31, 1998            3
           Consolidated Statements of Operations (unaudited) for the three and six months
             ended June 30, 1999 and 1998                                                            4
           Consolidated Statements of Changes in Stockholders' Equity for the six
             months ended June 30, 1999 (unaudited) and the year ended December 31, 1998             6
           Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30,
             1999 and 1998                                                                           7
           Notes to Consolidated Financial Statements                                                9
Item 2.    Management's Discussion and Analysis of Financial Condition and Results
             of Operations                                                                          19
Item 3.    Qualitative and Quantitative Disclosure about Market Risk                                29

PART II

Item 1.    Legal Proceedings                                                                        30
Item 2.    Changes in Securities                                                                    32
Item 3.    Defaults Upon Senior Securities                                                          32
Item 4.    Submission of Matters to a Vote of Security Holders                                      32
Item 5.    Other Information                                                                        32
Item 6.    Exhibits and Reports on Form 8-K                                                         32


Part I.  Financial Information

Item 1.  Consolidated Financial Statements


                                   KTI, INC.

                           CONSOLIDATED BALANCE SHEET

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                                                                        JUNE 30,     DECEMBER 31,
                                                                                                          1999           1998
                                                                                                       -----------   ------------
                                                                                                       (UNAUDITED)

                                               ASSETS

Current Assets
  Cash and cash equivalents..........................................................................   $   5,391    $   9,426
  Restricted funds...................................................................................      21,053       19,088
  Accounts receivable, net of allowances of $1,343 and $1,313........................................      38,754       29,272
  Consumables and spare parts........................................................................       5,012        4,483
  Inventory..........................................................................................       8,011        4,866
  Notes receivable--officers/shareholders and affiliates.............................................         115        1,858
  Other receivables..................................................................................       2,836        4,158
  Deferred taxes.....................................................................................       3,483        4,832
  Other current assets...............................................................................       5,163        3,370
                                                                                                        ----------   ----------
    Total current assets.............................................................................      89,818       81,353
Restricted funds.....................................................................................       4,177        4,350
Notes receivable--officers/shareholders and affiliates...............................................       6,469        1,534
Other receivables....................................................................................       2,476        3,025
Other assets.........................................................................................       7,275        6,167
Deferred taxes.......................................................................................       5,322        1,407
Deferred costs, net of accumulated amortization of $1,623 and $1,610.................................       4,300        5,268
Goodwill and other intangibles, net of accumulated amortization of $7,027 and $4,354.................     126,420      119,712
Property, equipment and leasehold improvements, net of accumulated depreciation and amortization of
  $35,655 and $27,724................................................................................     216,777      213,669
                                                                                                        ----------   ----------
  Total assets.......................................................................................   $ 463,034    $ 436,485
                                                                                                        ----------   ----------
                                                                                                        ----------   ----------
                                LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable...................................................................................   $  19,109    $  14,940
  Accrued expenses...................................................................................      16,389        9,313
  Debt, current portion..............................................................................     161,436        9,775
  Other current liabilities..........................................................................         224        4,499
                                                                                                        ----------   ---------
    Total current liabilities........................................................................     197,158       38,527
Other liabilities....................................................................................       1,382        4,227
Debt, less current portion...........................................................................      69,869      202,153
Minority interest....................................................................................      14,037       12,437
Deferred revenue.....................................................................................      57,756       61,396
Customer advance.....................................................................................      12,438       12,788
Convertible subordinated notes.......................................................................       6,770        6,770
Commitments and contingencies........................................................................
Stockholders' equity.................................................................................
Preferred stock; 10,000,000 shares authorized; none outstanding
Common stock, no par value (stated value $.01 per share); authorized 40,000,000; issued and
  outstanding: 13,916,238 in 1999 and 13,266,204 in 1998.............................................         139          133
Additional paid-in capital...........................................................................     126,396      115,026
Accumulated deficit..................................................................................     (22,911)     (16,972)
                                                                                                        ----------   ----------
Total stockholders' equity...........................................................................     103,624       98,187
                                                                                                        ----------   ----------
    Total liabilities and stockholders' equity.......................................................   $ 463,034    $ 436,485
                                                                                                        ----------   ----------
                                                                                                        ----------   ----------


                            See accompanying notes.

                                   KTI, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)


                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------  ---------------------------
                                                             1999           1998          1999           1998
                                                         -------------  ------------  -------------  ------------
Revenues...............................................  $      64,793  $     34,790  $     130,921  $     72,666
Cost of operations.....................................         56,188        32,980        109,246        63,693
                                                         -------------  ------------  -------------  ------------
    Gross Profit.......................................          8,605         1,810         21,675         8,973

Selling, general and administrative....................          6,285         2,086         12,181         3,222
Restructuring charge...................................          2,971                        3,719
Asset impairment charge................................          3,000                        3,000
                                                         -------------  ------------  -------------  ------------
    Income (loss) from operations......................         (3,651)         (276)         2,775         5,751
Interest expense, net..................................          5,319         1,550          9,053         3,060
Loss on sale of business...............................            444                          444
Equity loss in subsidiary..............................            214                          294
Other charges..........................................            131                          131
Other expense, net.....................................             72                          123
                                                         -------------  ------------  -------------  ------------
    Income (loss) before minority interest, provision
    (benefit) for income taxes, extraordinary item and
    cumulative effect of change in accounting
    principle..........................................         (9,831)       (1,826)        (7,270)        2,691
Minority interest......................................            490           (86)         1,176         1,046
                                                         -------------  ------------  -------------  ------------
    Income (loss) before provision (benefit) for income
    taxes, extraordinary item and cumulative effect of
    change in accounting principle.....................        (10,321)       (1,740)        (8,446)        1,645
Provision (benefit) for income taxes...................         (3,417)         (732)        (2,565)          614
                                                         -------------  ------------  -------------  ------------
    Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle..........................................         (6,904)       (1,008)        (5,881)        1,030
Extraordinary item.....................................                          495                          495
                                                         -------------  ------------  -------------  ------------
    Income (loss) before cumulative effect in change in
    accounting principle...............................         (6,904)       (1,503)        (5,881)          536
Cumulative effect of change in accounting principle....                                          58
                                                         -------------  ------------  -------------  ------------
    Net income (loss)..................................         (6,904)       (1,503)        (5,939)          536
Accretion and accrued and paid dividends on preferred
  stock................................................                          469                          978
                                                         -------------  ------------  -------------  ------------
    Loss available to common shareholders..............  $      (6,904) $     (1,972) $      (5,939) $       (442)
                                                         -------------  ------------  -------------  ------------
                                                         -------------  ------------  -------------  ------------



                            See accompanying notes.

                                   KTI, INC.

               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                         ---------------------------  ---------------------------
                                                             1999           1998          1999           1998
                                                         -------------  ------------  -------------  ------------
Earnings per common share:
Basic:
    Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle..........................................  $       (0.50) $      (0.16) $       (0.42) $       0.01
    Extraordinary item.................................                        (0.05)                       (0.05)
    Cumulative effect of change in accounting
    principle..........................................                                       (0.01)
                                                         -------------  ------------  -------------  ------------
    Net loss...........................................  $       (0.50) $      (0.21) $       (0.43) $      (0.04)
                                                         -------------  ------------  -------------  ------------
                                                         -------------  ------------  -------------  ------------
    Weighted average number of shares used in
    computation........................................     13,916,238     9,614,163     13,818,290     9,424,451
                                                         -------------  ------------  -------------  ------------
                                                         -------------  ------------  -------------  ------------
Diluted:
    Income (loss) before extraordinary item and
    cumulative effect of change in accounting
    principle..........................................  $       (0.50) $      (0.16) $       (0.42) $       0.01
    Extraordinary item.................................                        (0.05)                       (0.05)
    Cumulative effect of change in accounting
    principle..........................................                                       (0.01)
                                                         -------------  ------------  -------------  ------------
    Net loss...........................................  $       (0.50) $      (0.21) $       (0.43) $      (0.04)
                                                         -------------  ------------  -------------  ------------
                                                         -------------  ------------  -------------  ------------
    Weighted average number of shares used in
    computation........................................     13,916,238     9,614,163     13,818,290     9,424,451
                                                         -------------  ------------  -------------  ------------
                                                         -------------  ------------  -------------  ------------

                            See accompanying notes.

                                   KTI, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)




                                                        SERIES A                SERIES B
                                                     PREFERRED STOCK         PREFERRED STOCK          COMMON STOCK
                                                   --------------------   --------------------    ---------------------
                                                    SHARES      AMOUNT     SHARES      AMOUNT       SHARES       AMOUNT
                                                   --------    --------   --------    --------    ----------     ------
Balance at December 31, 1997.....................   447,500     $ 3,732    856,000    $ 21,400     8,912,630     $   89
  Net income.....................................
  Accretion of preferred stock...................                    42
  Issuance of common stock and common stock
    purchase warrants for:
      Exercise of options........................                                                    235,682          2
      Exercise of warrants.......................                                                    411,894          4
      Non-employee directors' compensation.......
      Conversion of preferred stock:
        Series A.................................  (447,500)     (3,774)                             447,500          4
        Series B.................................                         (856,000)    (21,400)       25,531          1
      Conversion of debt.........................                                                  1,283,399         13
      Employee savings plan contributions........                                                      4,215
      Business combinations......................                                                  1,945,353         20
  Tax benefit realized from stock options
    transactions.................................
  Dividends paid on Series B Preferred Stock.....
  Additional costs related to preferred stock
    issuance.....................................
                                                   ---------    -------   ----------  ---------   ----------     ------
Balance at December 31, 1998.....................                                                 13,266,204        133
  Net loss.......................................
  Issuance of common stock for:
    Exercise of options..........................                                                     20,552
    Exercise of warrants.........................                                                     19,482
    Business combinations........................                                                    610,000          6
                                                   ---------    -------   ----------  ---------   ----------     ------
Balance at June 30, 1999 (unaudited).............                                                 13,916,238     $  139
                                                   ---------    -------   ----------  ---------   ----------     ------
                                                   ---------    -------   ----------  ---------   ----------     ------



                                                  ADDITIONAL
                                                   PAID-IN     ACCUMULATED
                                                   CAPITAL       DEFICIT        TOTAL
                                                  ----------   -----------    ---------
Balance at December 31, 1997..................... $   52,762   $  (18,267)    $  59,716
  Net income.....................................                   2,699         2,699
  Accretion of preferred stock...................        (42)
  Issuance of common stock and common stock
    purchase warrants for:
      Exercise of options........................      1,894                      1,896
      Exercise of warrants.......................      1,648                      1,652
      Non-employee directors' compensation.......        205                        205
      Conversion of preferred stock:
        Series A.................................      3,770
        Series B.................................        300                    (21,099)
      Conversion of debt.........................     15,686                     15,699
      Employee savings plan contributions........         41                         41
      Business combinations......................     38,122                     38,142
  Tax benefit realized from stock options
    transactions.................................        738                        738
  Dividends paid on Series B Preferred Stock.....                  (1,404)       (1,404)
  Additional costs related to preferred stock
    issuance.....................................        (98)                       (98)
                                                   ---------   -----------    ---------
Balance at December 31, 1998.....................    115,026      (16,972)       98,187
  Net loss.......................................                  (5,939)       (5,939)
  Issuance of common stock for:
    Exercise of options..........................        161                        161
    Exercise of warrants.........................        193                        193
    Business combinations........................     11,016                     11,022
                                                   ---------   -----------    ---------
Balance at June 30, 1999 (unaudited).............  $ 126,396   $  (22,911)    $ 103,624
                                                   ---------   -----------    ---------
                                                   ---------   -----------    ---------



                            See accompanying notes.

                                   KTI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                   SIX MONTHS
                                                                                                 ENDED JUNE 30,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
OPERATING ACTIVITIES
Net income (loss)...........................................................................  $  (5,939) $     536
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Asset impairment charge...................................................................      3,000
  Extraordinary item........................................................................                   495
  Cumulative effect of change in accounting principle.......................................         58
  Depreciation and amortization.............................................................     10,770      5,334
  Minority interest, net of distributions...................................................      1,600       (461)
  Loss on sale of business..................................................................        444
  Equity loss in subsidiary.................................................................        294
  Deferred revenue and customer advance.....................................................     (3,992)    (3,815)
  Deferred income taxes.....................................................................     (2,777)    (1,464)
  Provision for losses on accounts receivable...............................................         45        570
  Interest accrued and capitalized on debt..................................................        114        701
  Other non-cash charges....................................................................        910         11
  Changes in operating assets and liabilities:
    Accounts receivable.....................................................................     (8,828)       879
    Consumables, spare parts and inventory..................................................     (1,508)      (712)
    Other receivables.......................................................................        914       (320)
    Other assets............................................................................     (4,600)       286
    Accounts payable and accrued expenses...................................................      8,563     (3,854)
    Other liabilities.......................................................................     (5,620)     4,078
                                                                                              ---------  ---------
Net cash provided by (used in) operating activities.........................................     (6,552)     2,264
INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements.................................     (6,379)    (4,183)
Proceeds from sale of assets................................................................         27         33
Net change in restricted funds..............................................................     (1,792)    (1,031)
Proceeds from sale of business..............................................................      1,757
Purchase of businesses, net of cash acquired................................................       (150)   (15,289)
Notes receivable--officers/shareholders and affiliates......................................     (2,936)      (492)
                                                                                              ---------  ---------
Net cash used in investing activities.......................................................     (9,473)   (20,962)
FINANCING ACTIVITIES
Deferred financing costs....................................................................                (2,995)
Proceeds from issuance of debt..............................................................                46,995
Net borrowings on lines of credit...........................................................     12,414     19,267
Proceeds from other borrowings..............................................................      3,259
Proceeds from amendment of power purchase agreement, net of transaction costs...............                 5,900
Proceeds from sale of common stock..........................................................        354      2,359
Dividends paid..............................................................................                  (936)
Principal payments on debt..................................................................     (4,037)   (53,046)
                                                                                              ---------  ---------
Net cash provided by financing activities...................................................     11,990     17,544
                                                                                              ---------  ---------
Decrease in cash and cash equivalents.......................................................     (4,035)    (1,154)
Cash and cash equivalents at beginning of period............................................      9,426     11,181
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $   5,391  $  10,027
                                                                                              ---------  ---------
                                                                                              ---------  ---------

                                   KTI, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                 SIX MONTHS ENDED
                                                                                                     JUNE 30,
                                                                                               --------------------
                                                                                                 1999       1998
                                                                                               ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid................................................................................  $  10,909  $   2,563
Taxes paid...................................................................................      1,128

NON CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation entered into for lease of equipment.................................        241
Purchase of businesses and additional partnership interest, net of cash acquired:
  Working capital, net of cash acquired......................................................        111        101
  Property, equipment and leasehold improvements.............................................      8,621     11,528
  Purchase price in excess of net assets acquired............................................      7,863      6,873
  Other assets...............................................................................                   104
  Non-current liabilities....................................................................      5,423      3,317
  Common stock issued........................................................................     11,022

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

2. RESTATEMENT

    The Company's balance sheet as of June 30, 1999 and the related statements of operations, stockholders' equity and cash flows for each of the three and six month periods ended June 30, 1999 and 1998 have been restated. The restatement is a result of the Securities Exchange Commission's review of the Company's proxy materials related to the prospective merger with Casella Waste Systems (See Note 3). The restatement relates to revenue recognized as a result of the restructuring of a power purchase agreement and the sale of electric generating capacity by two of the Company's majority-owned subsidiaries with it's customers, BHE and CMP, which were completed in 1998 and 1996. At the time of these transactions, the Company had recognized revenues representing a portion of the cash received in 1996 and the total consideration received in 1998. After discussions with the staff of the Securities and Exchange Commission, the Company agreed to defer these amounts and recognize them over the term of the respective power purchase and capacity purchase agreements to comply with generally accepted accounting principles. In addition, performance credits previously reported as expense have been reclassified as a reduction of revenues. The impact of the restatement on the Company's consolidated financial results as originally reported is summarized as follows:


                                                                       AS REPORTED             RESTATED
                                                                    THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                         JUNE 30               JUNE 30
                                                                   --------------------  --------------------
                                                                     1999       1998       1999       1998
                                                                   ---------  ---------  ---------  ---------
Revenues.........................................................  $  66,218  $  49,458  $  64,793  $  34,790
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle.......................     (7,131)     5,222     (6,904)    (1,008)
Net income (loss)................................................     (7,131)     4,727     (6,904)    (1,503)

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 JUNE 30, 1999

2. RESTATEMENT (CONTINUED)


                                                                       AS REPORTED             RESTATED
                                                                    THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                         JUNE 30               JUNE 30
                                                                   --------------------  --------------------
                                                                     1999       1998       1999       1998
                                                                   ---------  ---------  ---------  ---------
Net income (loss) available to common shareholders...............     (7,131)     4,258     (6,904)    (1,972)
Net income (loss) per share:
  Basic..........................................................  $   (0.51) $    0.44  $   (0.50) $   (0.21)
  Diluted........................................................  $   (0.51) $    0.38  $   (0.50) $   (0.21)

                                                                      AS REPORTED             RESTATED
                                                                   SIX MONTHS ENDED       SIX MONTHS ENDED
                                                                        JUNE 30                JUNE 30
                                                                 ---------------------  ---------------------
                                                                    1999       1998        1999       1998
                                                                 ----------  ---------  ----------  ---------
Revenues.......................................................  $  133,195  $  87,090  $  130,921  $  72,666
Income (loss) before extraordinary item and cumulative
  effect of change in accounting principle.....................      (6,206)     7,214      (5,881)     1,031
Net income (loss)..............................................      (6,264)     6,719      (5,939)       536
Net income (loss) available to common shareholders.............      (6,264)     5,741      (5,939)      (442)
Net income (loss) per share:
  Basic........................................................  $    (0.46) $    0.61  $    (0.43) $   (0.04)
  Diluted......................................................  $    (0.46) $    0.51  $    (0.43) $   (0.04)


3. MERGER AND ACQUISITIONS


    On September 23, 1999, KTI, Inc. (the "Company") entered into an Agreement and Plan of Merger (the "Merger Agreement") with Casella Waste Systems, Inc., ("Casella") a publicly-owned company engaged in the waste services industry. The merger will be completed through the exchange of all of the shares of the Company's common stock for shares of Casella's Class A common stock based on an exchange ratio specified in the Amended Merger Agreement. In addition, all of the Company's outstanding and unexercised stock options and stock purchase warrants will be converted into similar rights to acquire Casella's Class A common stock under the same terms and conditions and the same exchange ratio. Subsequent to the completion of the merger the current Casella stockholders will own a majority of the combined company. Under the terms of the Merger Agreement, Casella is required to file a registration statement with the Securities and Exchange Commission to register the shares of its Class A common stock to be issued in the merger. The merger is subject to, among other things, approval of the Company's and Casella's stockholders. No assurance can be given that the conditions of the merger will be satisfied or that the merger will be consummated. In connection with the merger, Casella has agreed to reimburse the Company for its investment banking fees and other merger related costs and as of June 30, 1999, approximately $1,482 of such costs have been deferred.


    On March 31, 1999 and May 19, 1999, pursuant to the Second Amended, Restated and Extended Waste Disposal Agreement among PERC and the municipalities named therein, the municipalities made capital contributions to Penobscot Energy Recovery Company, Limited Partnership ("PERC"),

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 JUNE 30, 1999

3. MERGER AND ACQUISITIONS (CONTINUED)
which were recorded as additional minority interest, totaling $730 and $240, respectively, in exchange for 1.31% and 0.43%, respectively, of limited partnership interest in PERC.

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

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 JUNE 30, 1999

4. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted earnings per share:


                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1999           1998           1999           1998
                                                      -------------  -------------  -------------  -------------
Numerator:
  Net income (loss).................................  $      (6,904) $      (1,503) $      (5,939) $         536
  Preferred stock dividends.........................                           469                           936
  Accretion of preferred stock......................                                                          42
                                                      -------------  -------------  -------------  -------------
  Numerator for basic earnings per share-net loss
    available to common stockholders................         (6,904)        (1,972)        (5,939)          (442)
  Effective of dilutive securities:
    Preferred stock dividends.......................
    Accretion of preferred stock....................
                                                      -------------  -------------  -------------  -------------
  Numerator for diluted earnings per share-net
    income (loss) available to common stockholders
    after assumed conversions.......................  $      (6,904) $      (1,972) $      (5,939) $        (442)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

Denominator:
  Denominator for basic earnings per share-weighted
    average shares..................................     13,916,238      9,614,163     13,818,290      9,424,451
  Effect of dilutive securities:
  Employee stock options (1)........................
  Warrants (1)......................................
  Convertible preferred stock (1)...................
  Convertible subordinated notes (1)................
  Dilutive potential common shares
  Denominator for diluted earnings per share-
    adjusted weighted-average shares and assumed
    conversions.....................................     13,916,238      9,614,163     13,818,290      9,424,451
                                                      -------------  -------------  -------------  -------------
Net income (loss) per share-Basic...................         $(0.50)        $(0.21)        $(0.43)        $(0.04)
                                                      -------------  -------------  -------------  -------------
Net income (loss) per share-Diluted.................         $(0.50)        $(0.21)        $(0.43)        $(0.04)
                                                      -------------  -------------  -------------  -------------


------------------------

(1) The employee stock options and warrants outstanding during the periods and the convertible preferred stock and subordinated notes payable are anti-dilutive.

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

THREE MONTHS ENDED JUNE 30, 1999

                                                                   WASTE-TO-   COMMERCIAL   FINISHED   RESIDENTIAL
                                                                     ENERGY     RECYCLING   PRODUCTS    RECYCLING
                                                                   ----------  -----------  ---------  -----------
Revenues
  Unaffiliated customers.........................................  $   25,433   $  19,290   $  14,061   $   5,994
  Intersegment revenues..........................................          56                      52       3,888
Segment Profit (Loss)............................................       4,650      (3,937)     (1,049)       (325)
Depreciation and Amortization....................................       2,771         502         876       1,066
Capital Expenditures.............................................       1,615         347         982         168

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 JUNE 30, 1999

6. SEGMENT REPORTING (CONTINUED)
SIX MONTHS ENDED JUNE 30, 1999

                                                                   WASTE-TO-   COMMERCIAL   FINISHED   RESIDENTIAL
                                                                     ENERGY     RECYCLING   PRODUCTS    RECYCLING
                                                                   ----------  -----------  ---------  -----------
Revenues
  Unaffiliated customers.........................................  $   48,958   $  40,428   $  26,406   $  15,081
  Intersegment revenues..........................................          89                      83       4,636
Segment Profit (Loss)............................................      11,221      (3,622)       (263)        234
Depreciation and Amortization....................................       5,370       1,110       1,697       1,978
Identifiable Assets..............................................     258,218      48,070      62,827      70,729
Capital Expenditures.............................................       2,744         662       2,385         552

THREE MONTHS ENDED JUNE 30, 1998

                                                                    WASTE-TO-  COMMERCIAL    FINISHED    RESIDENTIAL
                                                                     ENERGY     RECYCLING    PRODUCTS     RECYCLING
                                                                    ---------  -----------  -----------  -----------
Revenues
  Unaffiliated customers..........................................  $  17,272   $  13,461    $   2,546    $   1,496
  Intersegment revenues...........................................      2,603          24          136        1,135
Segment Profit (Loss).............................................        771        (667)         (36)         232
Depreciation and Amortization.....................................      2,165         255           25          224
Capital Expenditures..............................................        789         526

SIX MONTHS ENDED JUNE 30, 1998

                                                                   WASTE-TO-   COMMERCIAL    FINISHED    RESIDENTIAL
                                                                     ENERGY     RECYCLING    PRODUCTS     RECYCLING
                                                                   ----------  -----------  -----------  -----------
Revenues
  Unaffiliated customers.........................................  $   35,809   $  29,493    $   4,172    $   3,162
  Intersegment revenues..........................................       5,187          24          244        2,102
Segment Profit (Loss)............................................       6,577        (348)         223          628
Depreciation and Amortization....................................       4,199         506           50          431
Identifiable Assets..............................................     227,726      30,785        1,883       10,783
Capital Expenditures.............................................       2,415       1,751            2

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 JUNE 30, 1999

6. SEGMENT REPORTING (CONTINUED)
    The segment reporting detailed above reconciles to consolidated revenues and income (loss) before provision (benefit) for income taxes, extraordinary item and cumulative effect of a change in accounting principal as follows:


                                                       THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                      ------------------------------  --------------------------
                                                           1999            1998           1999          1998
                                                      --------------  --------------  ------------  ------------
REVENUES
Total unaffiliated customers revenue for reportable
  segments..........................................    $   64,778      $   34,775     $  130,873    $   72,636
Holding company revenues............................            15              15             48            30
Intersegment revenues for reportable segments.......         3,996           3,898          4,808         7,557
Elimination of intersegment revenues................        (3,996)         (3,898)        (4,808)       (7,557)
                                                      --------------       -------    ------------  ------------
Total consolidated revenues.........................    $   64,793      $   34,790     $  130,921    $   72,666
                                                      --------------       -------    ------------  ------------
                                                      --------------       -------    ------------  ------------

PROFIT AND LOSS
Total segment profit (loss) for reportable
  segments..........................................    $     (661)     $      300     $    7,570    $    7,080
Holding company segment profit (loss)...............        (2,990)           (576)        (4,795)       (1,329)
                                                      --------------       -------    ------------  ------------
Total segment profit (loss).........................        (3,651)           (276)         2,775         5,751
Unallocated amounts:
  Interest expense, net.............................         5,319           1,550          9,053         3,060
  Other expenses, net...............................           861                            992
  Minority interest.................................           490             (86)         1,176         1,046
                                                      --------------       -------    ------------  ------------
  Income (loss) before provision (benefit) for
    income taxes, extraordinary item and cumulative
    effect of change in accounting principle........    $  (10,321)     $   (1,740)    $   (8,446)   $    1,645
                                                      --------------       -------    ------------  ------------
                                                      --------------       -------    ------------  ------------


                                                                                     JUNE 30,
                                                                                       1999
                                                                                    ----------
ASSETS
Total identifiable assets for reportable segments.................................  $  439,844
Holding company assets............................................................      23,190
                                                                                    ----------
Total consolidated assets.........................................................  $  463,034
                                                                                    ----------
                                                                                    ----------

7. IMPAIRMENT OF COMMERCIAL RECYCLING LONG-LIVED ASSETS

    On June 1, 1999, the Company completed the sale of its commercial recycling facility located in Franklin Park, Illinois and recorded a loss of approximately $444.

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 JUNE 30, 1999

7. IMPAIRMENT OF COMMERCIAL RECYCLING LONG-LIVED ASSETS (CONTINUED)
    As a result of this loss and the continued poor operating performance of this segment, the Company initiated an impairment review of the long-lived assets, including goodwill, in the Commercial Recycling segment. A revised operating plan for each of the remaining facilities in the Commercial Recycling segment was developed. While revenues are stable, the Commercial Recycling segment continues to operate at levels of profitability, which are significantly below the levels anticipated when the acquisitions were completed. In addition, with the continued consolidation of the solid waste industry and the continued focus on the disposal aspects of this industry, the possibility of selling these facilities for amounts approximating their carrying value is remote.

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

8. PLANT CONSOLIDATION, RESTRUCTURING AND OTHER UNUSUAL ITEMS

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

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 JUNE 30, 1999

8. PLANT CONSOLIDATION, RESTRUCTURING AND OTHER UNUSUAL ITEMS (CONTINUED)
    In April 1998, a subsidiary of the Company, FCR, Inc. ("FCR"), entered into an amended agreement to operate a material recovery facility in Stratford, Connecticut. This agreement requires FCR to add additional processing equipment to this facility within a certain period of time as defined in the amended agreement or pay the municipality $100 per year over the next five years. In April 1999, FCR determined that this processing equipment was not cost effective due to other alternative methods of processing and, thus, will not install the equipment. As a result, the Company recorded the penalty included in the agreement of $500 for the payments to be made to the municipality. The amount is accrued and classified as other liabilities as of June 30, 1999.

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

9. INCOME TAXES


    The income tax benefit was approximately $2,565 for the six months ended June 30, 1999 compared to an income tax provision of approximately $614 during the same period in 1998. During 1999, the effective tax rate utilized by the Company of 30.4% represents the estimated annual effective rate based on the total estimated pretax income of the Company for the year ended December 31, 1999. The effective rate in 1998 was 37.3% and the decrease in the effective rate in 1999 is primarily due to an increase in nondeductible goodwill.


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

    As of June 30, 1999, the Company was in default of the financial covenants of its $150.0 million line of credit. The Company's lender has waived the violation of the financial covenants through January 1, 2000. As a result, the outstanding amount under the line of credit has been classified as a

                                   KTI, INC.

          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                  (UNAUDITED)

                                 JUNE 30, 1999

10. REVOLVING LINE OF CREDIT AGREEMENT (CONTINUED) current liability. Upon the consummation of the merger, this line of credit will be replaced by the credit facility of the merged company. However, no assurances can be given that the conditions of the merger will be satisfied or that the merger will be consummated.

    The Company will continue to select interest rates on the outstanding borrowings based on the bank's prime rate or LIBOR rates, however, the interest rates range from the bank's prime rate to the bank's prime rate plus 1.50% or LIBOR plus 1.88% to LIBOR plus 3.25% depending on the attainment of a financial covenant, as defined, in the Amended Agreement.

    As of June 30, 1999, one of the Company's subsidiaries was in violation of one of the financial covenants of its revolving line of credit.
Borrowings under this line of credit are classified as a current liability at June 30, 1999. Upon the consummation of the merger, this line of credit will be replaced by the credit facility of the merged company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

    The Company reports the results of operations by the following four segments: waste-to-energy, residential recycling, commercial recycling and finished Products.

REVENUES

    Consolidated revenues for the three and six months ended June 30, 1999 were $64.8 million and $130.9 million, respectively. Compared with the same periods in 1998, consolidated revenues increased $30.0 million or 86.2% and $58.3 million or 80.2%, respectively.

    WASTE-TO-ENERGY SEGMENT

    Total revenues for this business unit were approximately $25.4 and $49.0 million for the three and six months ended June 30, 1999, respectively, compared to approximately $17.3 and $35.8 million, respectively, for the same periods in 1998. This represents an increase of approximately $8.1 million or 46.8% and $13.2 million or 36.9% for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998.

    Revenues in the waste-to-energy segment are primarily derived from waste processing and electric power sales. Total tons received by the waste-to-energy facilities increased by 5.0% and 4.2% for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The tons received at Penobscot increased approximately 3.3% and 0.2% for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. This increase at Penobscot was a result of the scheduled plant shutdown occurring during the first quarter in 1999. In 1998, Penobscot's scheduled plant shutdown occurred in the second quarter. The tons received by American Ash Recycling increased approximately 79.9% and 81.3% for the three and six months ended June 30, 1999, respectively compared to the same periods in 1998. The increases at the American Ash facility were partially offset by a 3.8% and 4.4% decrease in tons at Maine Energy for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The decrease at Maine Energy was due to lower production as a result of repairs to the primary processing equipment.

    Waste processing revenues increased by approximately $2.8 million or 31.1% and approximately $3.8 million or 22.4% for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. This increase in revenue is a result of the net increase in tonnage discussed above, increased prices charged per ton during 1999 compared to 1998 of approximately 7.2% and additional revenues from the Multitrade, Russell Stull, AFA Group and KTI Recycling of Canada acquisitions. The increases from the acquisitions were offset by reductions at KTI BioFuels due to the elimination of brokerage operations on March 31, 1998.


    Electric power revenues for the three and six months ended June 30, 1999 increased approximately $0.5 million or 3.9% and approximately $1.4 million or 4.1% compared to the same periods in 1998. The increase in revenues is due to amortization of the customer advance at Penobscot and additional revenues from Multitrade which was acquired in June 1998. This was offset by higher performance credits as a result of the amended Power Purchase and Waste Disposal Agreements.


    RESIDENTIAL RECYCLING SEGMENT

    This segment, which includes the residential recycling plants of FCR and the KTI Recycling of New England facilities in Boston posted revenues of approximately $6.0 million and $15.1 million for the three and six months ended June 30, 1999, respectively, compared to approximately $1.5 and $3.2 million, respectively, for the same periods in 1998. This increase of approximately $4.5 and $11.9 million, respectively, is a result of the acquisition of FCR being completed in the third quarter of 1998.

    COMMERCIAL RECYCLING SEGMENT

    The commercial recycling segment had total revenues for the three and six months ended June 30, 1999 of approximately $19.3 and $40.4 million, respectively, compared to $13.5 and $29.5 million, respectively, for the same periods in 1998. This represents an increase of approximately $5.8 and $10.9 million, respectively. These increases are primarily as a result of the acquisition of KTI New Jersey Fibers, Inc., which was completed in the third quarter of 1998, and higher commodity prices for paper fibers in the second quarter of 1999 compared to the second quarter of 1998. These increases were partially offset by lower volumes at the commercial processing plants due to the sale of the KTI Recycling of Illinois facility in Chicago.

    FINISHED PRODUCTS SEGMENT

    Total revenues for this segment for the three and six months ended June 30, 1999 were approximately $14.1 and $26.4 million, respectively, compared to approximately $2.5 and $4.2 million for the same periods in 1998. This represents an increase of approximately $11.5 and $22.2 million, respectively. The increase in revenues is primarily the result of acquisitions discussed above and higher volumes at Manner. These volumes were partially offset by decreases in plastic prices in the second quarter of 1999 compared to the same period in 1998.

COSTS AND EXPENSES

    WASTE-TO-ENERGY SEGMENT

    Cost of operations in this segment consists primarily of electric power and waste handling costs which were approximately $20.8 and $37.7 million, during the three and six months ended June 30, 1999, respectively, compared to approximately $16.5 and $29.2 million, respectively, for the same periods in 1998. This is an increase of approximately $4.3 million or 26.1% and $8.5 million or 29.1%, respectively. The increase was primarily a result of the Total Waste Management, Multitrade, Russell Stull, AFA Group and KTI Recycling of Canada acquisitions discussed above which had total costs of operations of approximately $5.4 million for the six months ended June 30, 1999. In addition, Penobscot's operating costs decreased 5.3% due to lower costs associated with the planned plant shutdown. Timber Energy Resources costs decreased by 12.5% as a result of an increase in tipping fee based material which reduced fuel costs and the elimination of the costs associated with the KTI BioFuels brokerage discussed above.

    RESIDENTIAL RECYCLING SEGMENT

    Cost of operations in this segment for the three and six months ended June 30, 1999 was approximately $6.3 and $14.8 million, respectively, compared to approximately $1.3 and $2.5 million, respectively, for the same periods in 1998. This was because of our acquisition of FCR in the third quarter of 1998.

    COMMERCIAL RECYCLING SEGMENT

    Cost of operations in this segment for the three and six months ended June 30, 1999 was approximately $23.2 and $44.1 million, respectively, compared to approximately $14.1 and $29.8 million, respectively, during the same periods in 1998. This increase is primarily due to our acquisition of KTI New Jersey Fibers in August 1998 and higher commodity purchase prices which were partially offset by lower volumes at the commercial processing plants.

    FINISHED PRODUCTS

    Cost of operations in this segment for the three and six months ended June 30, 1999 was approximately $15.1 and $26.7 million, respectively, compared to approximately $2.6 and $3.9 million, respectively, during the same periods in 1998. The increase was primarily a result of the acquisitions discussed above and increased volumes at Manner. The increased volumes at Manner were partially offset by lower purchase prices in 1999.

OTHER ITEMS

    Selling, general and administrative expenses increased by approximately $4.2 and $9.0 million for the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. The increase is a result of selling, general administrative costs added through acquisitions throughout 1998 and the addition of administrative staff to develop and install corporate-wide information systems; to develop and support a formal strategic planning and budgeting process; to support company-wide credit and collection efforts; to identify and pursue potential mergers and acquisitions; and to develop internal information systems to identify revenue enhancement and cost savings programs in newly acquired entities.

    On June 1, 1999, KTI completed the sale of its Chicago commercial recycling facility and recorded a loss of approximately $0.4 million.

    As a result of this loss, KTI initiated an impairment review of the long-lived assets, including goodwill, in the commercial recycling segment. A revised operating plan for each of the remaining facilities in the commercial recycling segment was developed. While revenues are stable, the commercial recycling segment continues to operate at levels of profitability which are significantly below the levels anticipated when the acquisitions were completed. In addition, with the continued consolidation of the solid waste industry and the continued focus on the disposal aspects of this industry, the possibility of selling these facilities for amounts approximating their carrying value is remote.

    KTI continued to experience low operating results in the commercial recycling segment and determined that the estimated future undiscounted cash flows for the KTI Recycling of New Jersey facility in Newark were below the carrying value of the long-lived assets. KTI adjusted the carrying value of the equipment and leasehold improvements of the Newark facility by approximately $3.0 million to their estimated fair value of approximately $1.2 million. The fair value of the long-lived assets was based on the expected cash flows discounted at a rate commensurate with the risk involved.

    Interest expense increased approximately $3.8 and $6.0 million during the three and six months ended June 30, 1999, respectively, compared to the same periods in 1998. These increases are related principally to increased borrowings on KTI's line of credit to fund several acquisitions, incremental interest expense on debt assumed as part of these acquisitions, higher interest rates on KTI's line of credit, fees associated with the amendment of financial covenants, and the conversion of the Series B Preferred Stock to convertible debt. These increases were partially offset by lower interest rates at Penobscot as a result of the refinancing of the bonds payable and lower debt levels at Maine Energy.

LIQUIDITY AND CAPITAL RESOURCES

    We are a holding company and receive a portion of the cash flows of our subsidiaries. Receipt of cash flow from Penobscot is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with Penobscot's equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding subordinated debt balance of approximately $11.5 million as of June 30, 1999 before partners' cash distributions can begin (approximately $7.6 million of these notes are owned by KTI). Timber Energy Resources' cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of KTI separate from Maine Energy, Penobscot and Timber Energy Resources and liquidity and capital resource of each of Maine Energy, Penobscot and Timber Energy Resources independently.

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

    As of June 30, 1999, KTI was in default of the financial covenants of its $150.0 million line of credit. KTI's lender has waived the violation of the financial covenants through January 1, 2000. As a result of the default, the outstanding amount under the line of credit has been classified as a current liability as of June 30, 1999. Upon the consummation of the merger, this line of credit will be replaced by the credit facility of the combined company. However, no assurances can be given that the conditions of the merger will be satisfied or that the merger will be consummated.


    If the merger is not consummated, KTI will be required to modify the financial covenants or obtain an additional waiver from the lender. The lender is under no obligation to amend the financial covenants or provide such a waiver. KTI management believes that KTI will either obtain an additional waiver or an amendment to the financial covenants; however, there can be no assurances that this can be accomplished. As of June 30, 1999, no funds were available to KTI under its revolving credit agreement. Though KTI management believes that cash flows from its subsidiaries will meet its current needs for working capital and capital expenditures, KTI's ability to expand its current operations is dependent on cash flow from its subsidiaries. We believe that KTI has the ability to access additional facilities to fund capital expenditures if needed; although no assurance can be given in this regard.


    As of June 30, 1999, as a result of a reclassification of the outstanding balance under the Revolving Credit Agreement, we had a working capital deficit of approximately $107.3 million (ratio of current assets to current liabilities of 0.46:1) and a cash balance of approximately $5.4 million which compared to working capital of approximately $42.8 million (a ratio of current assets to current liabilities of 2.11:1) and a cash balance of approximately $9.4 million at December 31, 1998. As of June 30, 1999, we had a working capital deficit and cash on hand without regard to Maine Energy, Penobscot and Timber Energy Resources of approximately $137.7 million (a ratio of current assets to current liabilities of 0.28:1) and approximately $1.6 million, respectively, which compared to working capital of approximately $12.9 million (a ratio of current assets to current liabilities of 1.41:1) and a cash balance of approximately $3.9 million at December 31, 1998.


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

    As of June 30, 1999, we and our subsidiaries, other than Maine Energy, Penobscot and Timber Energy Resources, had current maturities of indebtedness of approximately $155.3 million (including the reclassified debt), including borrowings under revolving credit facilities. During the six months ended June 30, 1999, we, apart from Maine Energy, Penobscot and Timber Energy, increased net borrowings on our lines of credit by approximately $12.4 million, primarily for the refinancing of debt assumed from acquisitions, the funding of business operations and capital expenditures.

    MAINE ENERGY

    Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was approximately $0.1 million for the six months ended June 30, 1999 compared to approximately $1.2 million during the same period in 1998. Maine Energy's capital expenditures were approximately $1.0 million and $1.7 million during the six months ended June 30, 1999 and 1998, respectively.

    As of June 30, 1999 and December 31, 1998, Maine Energy had operating cash of approximately $0.3 million and $2.4 million, respectively, and as required under the terms of the credit agreement underlying its letter of credit, Maine Energy has on account an additional approximately $5.5 million and $6.0 million, respectively, of reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements. As of June 30, 1999, Maine Energy had total indebtedness of approximately $11.5 million.

    We believe Maine Energy's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for Maine Energy for the remainder of 1999 are not expected to be significant.

    PENOBSCOT

    Penobscot has financed its operations and capital expenditures primarily by cash flow from operations. Cash provided by operations was approximately $2.7 million for the six months ended June 30, 1999 compared to approximately $5.9 million in the same period in 1998. Penobscot's capital expenditures were approximately $1.3 million and $0.2 million during the six months ended June 30, 1999 and 1998, respectively.

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

    As of June 30, 1999, in addition to Penobscot's operating cash of approximately $2.8 million, Penobscot, as required under the terms of the trust indenture governing the FAME Bonds, had on account an additional approximately $15.4 million of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

    We believe Penobscot's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Penobscot plans capital expenditures for the remainder of 1999 of approximately $0.4 million, which has largely been set aside in the reserve accounts.

    TIMBER ENERGY RESOURCES

    Timber Energy Resources has financed its operations and capital expenditures primarily by cash flows from operations. Cash provided by operations was approximately $0.7 million for the six months ended June 30, 1999 compared to approximately $0.8 million during the same period in 1998.

    Timber Energy Resources has two 1997 Industrial Development Revenue Bond issues outstanding that carry interest at a fixed rate of 7% and have annual sinking fund payments due each December 1 with a final payment due December 1, 2002. As of June 30, 1999, Timber Energy Resources had $11.6 million outstanding in 1997 Bonds.

    As of June 30, 1999 and December 31, 1998, in addition to Timber Energy Resources' operating cash of approximately $0.7 million and $0.8 million, respectively, Timber Energy Resources, as required under the terms of its then-existing debt agreements, had on account approximately $1.8 and $2.1 million, respectively, of reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements.

    We believe Timber Energy Resources' cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. We expect capital expenditures for Timber Energy Resources for the remainder of 1999 to be approximately $0.2 million. Timber Energy Resources intends to finance the requirements through cash flow from operations.

TAX LOSS CARRYFORWARDS

    At June 30, 1999, we had net operating loss carryforwards of approximately $55.4 million for income tax purposes that expire in years 2002 through 2018 and are subject to the limitations described below. In addition, we have general business credit carryforwards of approximately $0.5 million that expire in the years 1999 through 2006 and alternative minimum tax credit carryforwards of approximately $0.9 million that are not subject to limitation.

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


    In March 1999, KTI voluntarily disclosed to civil regulatory authorities at the Florida Department of Environmental Protection ("FDEP") violations of a condition of its Clean Water Act waste water discharge permit and related reporting obligations at its Telogia, Florida facility. On July 28, 1999, KTI entered into an administrative consent order with FDEP resolving the state civil aspects of those violations. The violations involved the temperature of the water discharged from the cooling process. Under the consent order, KTI was required to pay penalties and expenses of approximately $0.1 million and must satisfy certain interim waste water discharge monitoring and reporting requirements, submit and implement a plan of study for the purpose of obtaining a revised permit, and either obtain a revised permit or install additional cooling equipment at the facility. KTI believes it is currently in compliance with the interim requirements.


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

    The following table summarizes the status of our Year 2000 compliance program:

                                    ASSESSMENT         REMEDIATION           TESTING          IMPLEMENTATION
                                ------------------  ------------------  ------------------  ------------------
Information Technology........  100% Complete       80% Complete        80% Complete        80% Complete

                                                    Expected            Expected            Expected
                                                    completion date,    completion date,    completion date,
                                                    September 1999      September 1999      September 1999

Operating Equipment with        100% Complete       90% Complete        90% Complete        90% Complete
Embedded Chips or Software....

                                                    Expected            Expected            Expected
                                                    completion date,    completion date,    completion date,
                                                    September 1999      September 1999      September 1999

3(rd) Party...................  90% Complete for    90% Complete for    90% Complete for    90% Complete for
                                system interface.   system interface.   system interface.   system interface.
                                80% Complete for
                                all other material  Develop             Expected            Expected
                                exposures.          contingency plans   completion date     completion date
                                                    as appropriate,     for system          for system
                                                    September 1999.     interface work,     interface work,
                                                                        September 1999      September 1999
                                Expected                                                    Implement
                                completion date                                             contingency plans
                                for surveying all                                           or other
                                remaining third                                             alternatives as
                                parties, September                                          necessary,
                                1999                                                        September 1999.

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

    To date, we have used internal resources to reprogram or replace, test, and implement the software and hardware modifications for Year 2000. Our only costs have been the salary costs of our internal staff of four. To date, we have incurred approximately $0.1 million (30% expensed and 70% capitalized for new systems and equipment), related to all phases of the Year 2000 project. We estimate that the remaining project costs will be less than $0.1 million for the purchase of new software and hardware and approximately $0.1 million of internal resources. Although we currently expect to be able to complete our Year 2000 compliance program using only internal resources, we cannot guarantee that we be able to do so.

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

ITEM 5.    OTHER INFORMATION

           Not applicable.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             None

        (b)  Reports on Form 8-K

    Two reports on Forms 8-K were filed in the second quarter of 1999. The following is a list of the Forms 8-K filed and the dates thereof.

    (ii) A Form 8-K was filed on April 16, 1999 reporting that the Company had received notice from Casella Waste Systems, Inc. ("Casella") stating its intention to terminate the Agreement and Plan of Merger with the Company.

    (i) A Form 8-K was filed on May 12, 1999 reporting that the Company entered into an Amendment to the Agreement and Plan of Merger with Casella in which KTI shareholders would receive .59 shares of Casella common stock for each share of KTI common stock. The closing is subject to approval by the stockholders of the companies, antitrust clearance and qualifications of the merger as a tax-free pooling of interest.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           KTI, Inc.
                                           (Registrant)

                                       By: /s/ Martin J. Sergi
                                           -----------------------------------
                                           Name: Martin J. Sergi
                                           Title: President

                                       By: /s/ Brian J. Noonan
                                           -----------------------------------
                                           Name: Brian J. Noonan
                                           Title: Chief Financial Officer
                                                (Principal Accounting Officer)



Date: October 29, 1999