Form 10-Q
period 1999-09-30
KTI INC
filed 1999-11-15
CIK 931581

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

For the quarterly period ended         SEPTEMBER 30, 1999
                                -------------------------------

Commission File No. 0-25490


                                    KTI, INC.
             (Exact name of registrant as specified in its charter)

        New Jersey                                                   22-2665282
---------------------------------                               ----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                            Identification Number)


7000 Boulevard East
Guttenberg, New Jersey                                                     07093
----------------------                                                ----------
(Address of principal executive offices)                              (Zip code)


(201) 854-7777
--------------
(Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X   No
                                       ----    ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

      Common Stock, No Par Value       14,023,838 Shares as of November 15, 1999

TABLE OF CONTENTS




ITEM NUMBER AND CAPTION                                                                        PAGE NUMBER


PART I - FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
           Consolidated Balance Sheets at September 30, 1999 (unaudited) and December 31, 1998           3
           Consolidated Statements of Operations (unaudited) for the three and nine months
             ended September 30, 1999 and 1998                                                           4
           Consolidated Statements of Changes in Stockholders' Equity for the nine
             months ended September 30, 1999 (unaudited) and the year ended December 31, 1998            5
           Consolidated Statements of Cash Flows (unaudited) for the nine months ended
             September 30, 1999 and 1998                                                                 6
           Notes to Consolidated Financial Statements                                                    8
Item 2.  Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                                 15
Item 3.  Qualitative and Quantitative Disclosure about Market Risk                                      22


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                                              23
Item 2.  Changes in Securities                                                                          24
Item 3.  Defaults Upon Senior Securities                                                                24
Item 4.  Submission of Matters to a Vote of Security Holders                                            24
Item 5.  Other Information                                                                              24
Item 6.  Exhibits and Reports on Form 8-K                                                               24


PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                                    KTI, INC.
                           CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                     SEPTEMBER 30,            DECEMBER 31,
                                                                                         1999                     1998
                                                                                 --------------------      -----------------
                                                                                     (UNAUDITED)
                                      ASSETS
Current Assets
     Cash and cash equivalents                                                          $ 9,711                $ 9,426
     Restricted funds                                                                    19,813                 19,088
     Accounts receivable, net of allowances of  $1,386 and $1,313                        39,548                 29,272
     Consumables and spare parts                                                          5,005                  4,483
     Inventory                                                                            8,381                  4,866
     Notes receivable - officers/shareholders and affiliates                                187                  1,858
     Other receivables                                                                    1,940                  4,158
     Deferred taxes                                                                       3,414                  4,832
     Other current assets                                                                 4,028                  3,370
                                                                                   -------------          -------------
          Total current assets                                                           92,027                 81,353

Restricted funds                                                                          4,185                  4,350
Notes receivable - officers/shareholders and affiliates                                   8,288                  1,534
Other receivables                                                                         1,784                  3,025
Other assets                                                                              6,087                  6,167
Deferred taxes                                                                            4,804                  1,407
Deferred costs, net of accumulated amortization of $2,001 and $1,610                      5,284                  5,268
Goodwill and other intangibles, net of accumulated amortization of $8,242
     and $4,354                                                                         125,731                119,712
Property, equipment and leasehold improvements, net of
     accumulated depreciation and amortization of $38,425 and $27,724                   212,179                213,669
                                                                                   -------------          -------------

     Total assets                                                                      $460,369               $436,485
                                                                                   =============          =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable                                                                  $ 22,176               $ 14,940
     Accrued expenses                                                                    13,754                  9,313
     Debt, current portion                                                              159,716                  9,775
     Other current liabilities                                                              912                  4,499
                                                                                   -------------          -------------
              Total current liabilities                                                 196,558                 38,527

Other liabilities                                                                         1,419                  4,227
Debt, less current portion                                                               65,699                202,153
Minority interest                                                                        15,354                 12,437
Deferred revenue                                                                         55,820                 61,396
Customer advance                                                                         12,263                 12,788
Convertible subordinated notes                                                            6,770                  6,770

Commitments and contingencies

Stockholders' equity:
Preferred stock; 10,000,000 shares authorized; none outstanding
Common stock, no par value (stated value $.01 per share); authorized 40,000,000 in 1999 and 1998, issued and outstanding: 14,023,838  in 1999,
     13,266,204 in 1998                                                                     140                    133
Additional paid-in capital                                                              127,874                115,026
Accumulated deficit                                                                     (21,528)               (16,972)
                                                                                   -------------          -------------
Total stockholders' equity                                                              106,486                 98,187
                                                                                   -------------          -------------
     Total liabilities and stockholders' equity                                        $460,369               $436,485
                                                                                   =============          =============



     SEE ACCOMPANYING NOTES.

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------  ------------------------------
                                                                    1999           1998             1999          1998
                                                               --------------- --------------   ------------- --------------
Revenues                                                            $68,335        $44,987        $199,256       $117,653
Cost of operations                                                   56,300         35,931         165,546         99,623
                                                               -------------   ------------     -----------   ------------
     Gross Profit                                                    12,035          9,056          33,710         18,030

Selling, general and administrative                                   4,870          2,523          17,051          5,745
Restructuring charge                                                                                 3,719
Asset impairment charge                                                                              3,000
                                                               -------------   ------------     -----------   ------------
     Income from operations                                           7,165          6,533           9,940         12,285

Interest expense, net                                                 4,498          2,730          13,551          5,790
Loss (gain) on sale of business                                        (299)                           145
Equity loss in subsidiaries                                             169                            463
Other charges                                                                                          131
Other income, net                                                      (782)                          (658)
                                                               -------------   ------------     -----------   ------------
     Income (loss) before minority interest, provision
     (benefit) for income taxes, extraordinary item and
     cumulative effect of change in accounting principle              3,579          3,803          (3,692)         6,495

Minority interest                                                       699          1,462           1,875          2,508
                                                               -------------   ------------     -----------   ------------
     Income (loss) before provision (benefit) for income
     taxes, extraordinary item and cumulative effect of change
     in accounting principle                                          2,880          2,341          (5,567)         3,987

Provision (benefit) for income taxes                                  1,496         (2,172)         (1,069)        (1,558)
                                                               -------------   ------------     -----------   ------------
     Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle                         1,384          4,513          (4,498)         5,545

Extraordinary item                                                                                                   (495)
                                                               -------------   ------------     -----------   ------------
     Income (loss) before cumulative effect of change in
     accounting principle                                             1,384          4,513          (4,498)         5,050

Cumulative effect of change in accounting principle                                                    (58)
                                                               -------------   ------------     -----------   ------------
     Net income (loss)                                                1,384          4,513          (4,556)         5,050

Accretion and accrued and paid dividends on preferred stock                            157                          1,134
                                                               -------------   ------------     -----------   ------------

     Net income (loss) available to common shareholders             $ 1,384         $4,356         $(4,556)        $3,916
                                                               =============   ============     ===========   ============

Earnings per common share:
Basic:
     Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle                         $0.10          $0.41          $(0.32)         $0.45
     Extraordinary item                                                                                             (0.05)
     Cumulative effect of change in accounting principle                                             (0.01)
                                                               -------------   ------------     -----------   ------------
     Net income (loss)                                                $0.10          $0.41          $(0.33)         $0.40
                                                               =============   ============     ===========   ============

     Weighted average number of shares used in computation       14,014,877     10,573,258      13,851,716      9,813,101
                                                               =============   ============     ===========   ============

Diluted:
     Income (loss) before extraordinary item and cumulative
     effect of change in accounting principle                         $0.10          $0.37          $(0.32)         $0.42
     Extraordinary item                                                                                             (0.05)
     Cumulative effect of change in accounting principle                                             (0.01)
                                                               -------------   ------------     -----------   ------------
     Net income (loss)                                                $0.10          $0.37          $(0.33)         $0.37
                                                               =============   ============     ===========   ============

     Weighted average number of shares used in computation       14,268,280     13,177,873      13,851,716     10,688,513
                                                               =============   ============     ===========   ============

     SEE ACCOMPANYING NOTES.


                                                                                                     KTI, INC.
                                                                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                                                        (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                        SERIES A                      SERIES B
                                                     PREFERRED STOCK               PREFERRED STOCK                COMMON STOCK
                                               ----------------------------  ----------------------------   ------------------------
                                                 SHARES         AMOUNT          SHARES         AMOUNT          SHARES       AMOUNT
                                               ------------  --------------  -------------  -------------   -------------  ---------

Balance at December 31, 1997                       447,500         $ 3,732        856,000       $ 21,400       8,912,630        $ 89
    Net income
    Accretion of preferred stock                                        42
    Issuance of common stock and common stock
       purchase warrants for:
       Exercise of options                                                                                       235,682           2
       Exercise of warrants                                                                                      411,894           4
       Non-employee director's compensation
       Conversion of preferred stock:
         Series A                                 (447,500)         (3,774)                                      447,500           4
         Series B                                                                (856,000)       (21,400)         25,531           1
       Conversion of debt                                                                                      1,283,399          13
       Employee savings plan contribution                                                                          4,215
       Business combinations                                                                                   1,945,353          20
    Tax benefit realized from stock option
       transactions
    Dividends paid on Series B Preferred Stock
    Additional costs related to preferred
       stock issuances
                                               ------------  --------------  -------------  -------------   -------------  ---------
Balance at December 31, 1998                                                                                  13,266,204         133
    Net loss
    Issuance of common stock for:
       Exercise of options                                                                                        20,552
       Exercise of warrants                                                                                       19,482
       Business combinations                                                                                     717,600           7
                                               ------------  --------------  -------------  -------------   -------------  ---------
Balance at September 30, 1999 (unaudited)                                                                     14,023,838       $ 140
                                               ============  ==============  =============  =============   =============  =========




                                                  ADDITIONAL
                                                   PAID-IN      ACCUMULATED
                                                   CAPITAL        DEFICIT          TOTAL
                                                 -------------  -------------   -------------
Balance at December 31, 1997                         $ 52,762     $ (18,267)      $ 59,716
    Net income                                                        2,699          2,699
    Accretion of preferred stock                          (42)
    Issuance of common stock and common stock
       purchase warrants for:
       Exercise of options                              1,894                        1,896
       Exercise of warrants                             1,648                        1,652
       Non-employee director's compensation               205                          205
       Conversion of preferred stock:
         Series A                                       3,770
         Series B                                         300                      (21,099)
       Conversion of debt                              15,686                       15,699
       Employee savings plan contribution                  41                           41
       Business combinations                           38,122                       38,142
    Tax benefit realized from stock option                738                          738
       transactions
    Dividends paid on Series B Preferred Stock                       (1,404)        (1,404)
    Additional costs related to preferred                 (98)                         (98)
       stock issuances
                                                 -------------  -------------   -------------
Balance at December 31, 1998                          115,026       (16,972)        98,187
    Net loss                                                         (4,556)        (4,556)
    Issuance of common stock for:
       Exercise of options                                161                          161
       Exercise of warrants                               193                          193
       Business combinations                           12,494                       12,501
                                                 -------------  -------------   -------------
Balance at September 30, 1999 (unaudited)           $ 127,874     $ (21,528)      $106,486
                                                 =============  =============   =============







SEE ACCOMPANYING NOTES

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Nine Months ended September 30,
                                                                          ------------------------------------------
                                                                                   1999                 1998
                                                                               -------------        --------------
OPERATING ACTIVITIES
Net income (loss)                                                                   $(4,556)              $ 5,050
Adjustments to reconcile net income to net cash
      provided by operating activities:
    Asset impairment charge                                                           3,000
    Extraordinary item                                                                                        495
    Cumulative effect of change in accounting principle                                  58
    Depreciation and amortization                                                    16,294                 8,937
    Minority interest, net of distributions                                           2,917                  (195)
    Loss on sale of businesses, net                                                     145
    Equity loss in subsidiaries                                                         463
    Deferred revenue and customer advance                                            (6,101)               (5,812)
    Deferred income taxes                                                            (2,190)               (4,671)
    Provision for losses on accounts receivable                                         634                   579
    Interest accrued and capitalized on debt                                            413                   872
    Other non-cash charges                                                              394                   (30)
    Changes in operating assets and liabilities:
      Accounts receivable                                                           (10,469)                 (886)
      Consumables, spare parts and inventory                                         (1,848)               (1,316)
      Other receivables                                                                 796                (4,220)
      Other assets                                                                   (1,925)                3,832
      Accounts payable and accrued expenses                                           9,410                   439
      Other liabilities                                                              (2,905)                2,814
                                                                              --------------        --------------
Net cash provided by operating activities                                             4,530                 5,888

INVESTING ACTIVITIES
Additions to property, equipment and leasehold improvements                          (9,051)               (5,088)
Proceeds from sale of assets                                                             86                    33
Net change in restricted funds                                                         (560)               (2,714)
Proceeds from sale of businesses                                                      4,283                 1,985
Purchase of businesses, net of cash acquired                                           (151)              (62,154)
Notes receivable--officers/shareholders and affiliates                               (4,653)                 (380)
                                                                              --------------        --------------
Net cash used in investing activities                                               (10,046)              (68,318)

FINANCING ACTIVITIES
Deferred financing costs                                                                                   (3,936)
Proceeds from issuance of debt                                                                             44,995
Net borrowings on lines of credit                                                    10,532               114,373
Proceeds from other borrowings                                                        3,251
Proceeds from amendment of power purchase agreement, net of transaction costs                               5,900
Proceeds from sale of common stock                                                      354                 3,235
Dividends paid                                                                                             (1,092)
Principal payments on debt                                                           (8,336)             (104,048)
                                                                              --------------        --------------
Net cash provided by financing activities                                             5,801                59,427
                                                                              --------------        --------------
Increase (decrease) in cash and cash equivalents                                        285                (3,003)
Cash and cash equivalents at beginning of period                                      9,426                11,181
                                                                              --------------        --------------
Cash and cash equivalents at end of period                                           $9,711                $8,178
                                                                              ==============        ==============

                                   -Continued-

                                    KTI, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                Nine Months ended September 30,
                                                                            ----------------------------------------
                                                                                   1999                 1998
                                                                            -------------------- -------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid                                                                     $ 15,239               $ 4,803
Taxes paid                                                                           1,665

NON CASH INVESTING AND FINANCING ACTIVITIES
Capital lease obligation entered into for lease of equipment                           241                     -
Purchase of businesses and additional partnership interest, net of cash acquired:
  Working capital, net of cash acquired                                             (1,611)               (3,040)
  Property, equipment and leasehold improvements                                    (8,621)              (51,950)
  Purchase price in excess of net assets acquired                                   (7,843)              (91,034)
  Other assets                                                                                            (4,752)
  Non-current liabilities                                                            5,423                52,985
  Common stock issued                                                               12,501                35,637



SEE ACCOMPANYING NOTES

                                    KTI, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)

                               SEPTEMBER 30, 1999

1.  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements of KTI, Inc. (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The municipal solid waste ("MSW") market in Maine, which provides material to the waste-to-energy segment, is seasonal, with one-third more MSW generated in the summer months than is generated during the rest of the year. The Residential and Commercial Recycling segments experience increased volumes of newspaper in November and December due to increased newspaper advertising and retail activity during the holiday season. Additionally, the Residential Recycling segment operates facilities in Florida which experience increased volumes of recyclable materials during the winter months followed by decreases in the summer months in connection with seasonal changes in population. Operating results for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998. Certain 1998 financial information contained herein has been reclassified to conform with the 1999 presentation.

2.  RESTATEMENT

         The Company's balance sheet as of December 31, 1998, the statement of stockholders' equity for the twelve months ended December 31, 1998, the statements of operations for the three and nine month periods ended September 30, 1998 and the statement of cash flows for the nine months ended September 30, 1998 have been restated. The restatement is a result of the Securities and Exchange Commission's review of the Company's proxy materials related to the prospective merger with Casella Waste Systems (See Note 3). The restatement relates to revenue recognized as a result of the restructuring of a power purchase agreement and the sale of electric generating capacity by two of the Company's majority-owned subsidiaries with it's customers, Bangor Hydro-Electric Company (BHE) and Central Maine Power, which were completed in 1998 and 1996, respectively. At the time of these transactions, the Company had recognized revenues representing a portion of the cash received in 1996 and the total consideration received in 1998. After discussions with the staff of the Securities and Exchange Commission, the Company agreed to defer these amounts and recognize them over the term of the respective power purchase and capacity purchase agreements to comply with generally accepted accounting principles. In addition, performance credits previously reported as expense have been reclassified as a reduction of revenues. The impact of the restatement on the Company's consolidated financial results as originally reported is summarized as follows:


                                                                    AS REPORTED                   RESTATED
                                                                THREE MONTHS ENDED           THREE MONTHS ENDED
                                                                   SEPTEMBER 30,                SEPTEMBER 30,
                                                                       1998                         1998
                                                              ------------------------    --------------------------
Revenues                                                               $46,195                       $44,987
Income before extraordinary item and
   cumulative effect of change in accounting principle                 $ 3,940                       $ 4,513


                                    KTI, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
          (IN THOUSANDS OF DOLLARS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999

2. RESTATEMENT (CONTINUED)

                                                                   AS REPORTED                     RESTATED
                                                                THREE MONTHS ENDED            THREE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       1998                          1998
                                                            ---------------------------    -------------------------
Net income                                                              $3,940                         $4,513
Net income available to common shareholders                             $3,783                         $4,356
Net income per share:                                                   $ 0.36                         $ 0.41
    Basic                                                               $ 0.32                         $ 0.37
    Diluted



                                                                   AS REPORTED                     RESTATED
                                                                NINE MONTHS ENDED             NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                                                       1998                          1998
                                                            ---------------------------    -------------------------
Revenues                                                             $ 133,625                       $117,653
Income before extraordinary item and
   cumulative effect of change in accounting principle               $  11,155                       $  5,545
Net income                                                           $  10,660                       $  5,050
Net income available to common shareholders                          $   9,525                       $  3,916
Net income per share:
    Basic                                                            $    0.97                       $   0.40
    Diluted                                                          $    0.87                       $   0.37


3.  MERGER AND ACQUISITIONS

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

         In connection with the merger, Casella has agreed to reimburse the Company for its investment banking fees and other merger related costs and as of September 30, 1999 approximately $1,514 of such costs have been deferred.

         On March 31, 1999, May 19, 1999, and September 30, 1999 pursuant to the Second Amended, Restated and Extended Waste Disposal Agreement among Penobscot Energy Recovery Company, Limited Partnership ("PERC") and the municipalities named therein, the municipalities made capital contributions to PERC, which were recorded as additional minority interest, totaling $730, $240 and $1,300 respectively, in exchange for 1.31%, 0.43% and 2.33%, respectively, of limited partnership interest in PERC.

         On January 27, 1999 the Company completed its acquisition of AFA Group, Inc. and subsidiaries ("AFA"), an integrated wood waste processing and hauling business located in Newark, New Jersey. Payment of the aggregate purchase price, including all direct costs, of $9,682 consisted of (i) 460,000 shares of the Company's common stock valued at $20.70 per share (based on the closing price of the common stock on the date of announcement) and (ii) $150 in cash. In July 1999, the Company paid AFA an additional 104,038 shares of the Company's common stock as a purchase price adjustment based on the final net worth, as defined, of AFA as of the acquisition date. These shares were valued at $13.58 per share. This acquisition was accounted for as a purchase, and accordingly, the assets and liabilities have been recorded at their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the acquired net assets of $7,776 has been recorded as goodwill and is being amortized on a straight-line basis over 30 years. The Company's financial statements include the results of operations of AFA since the date of acquisition.

4.  SALE OF BUSINESSES

         In June 1999, the Company completed the sale of its Commercial Recycling facility located in Franklin Park, Illinois. The proceeds from this sale were approximately $1,757 and the Company recorded a loss of approximately $444.

         In September 1999, the Company completed the sale of substantially all of the assets of the Waste-to-Energy segment's hauling operation located in Maine to Casella. The proceeds from this sale were approximately $2,526 and the Company recorded a gain of approximately $299.

5.  EXERCISE OF BHE WARRANTS

         In August 1999, the Company exercised its rights under a Warrant Purchase Agreement (the "Warrant Agreement") to purchase 178,214 common shares of BHE. Under the terms of the Warrant Agreement, BHE elected to pay cash in lieu of issuing shares. The Waste-to-Energy segment received approximately $1,699 in cash and recorded a gain of approximately $757 which is classified as other income.

6.  EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share:


                                                                   THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                   SEPTEMBER 30,
                                                                  1999           1998            1999           1998
                                                              -------------- --------------  -------------- --------------
Numerator:
   Net income (loss)                                               $1,384        $ 4,513        $(4,556)        $ 5,050
   Preferred stock dividends                                                         157                          1,092
   Accretion of preferred stock                                                                                      42
                                                               -----------    -----------    ------------   ------------
   Numerator for basic earnings per share-net income (loss)
        available to common stockholders                            1,384          4,356         (4,556)          3,916
   Effective of dilutive securities:
        Preferred stock dividends                                                    157
        Convertible subordinated notes payable                                       310
                                                               -----------    -----------    ------------   ------------
   Numerator for diluted earnings per share-net income (loss)
        available to common stockholders after assumed
        conversions                                                $1,384         $4,823        $(4,556)         $3,916
                                                               ===========    ===========    ============   ============
Denominator:
   Denominator for basic earnings per share-weighted
        average shares                                         14,014,877     10,573,258     13,851,716       9,813,101
   Effect of dilutive securities:
        Employee stock options (1)                                161,299        511,229                        501,310
        Warrants (1)                                               92,104        288,538                        374,102
        Convertible preferred stock (2)                                        1,804,848
        Convertible subordinated notes (3)
                                                               -----------    -----------    ------------   ------------
        Dilutive potential common shares                          253,403      2,604,615                        875,412
                                                               -----------    -----------    ------------   ------------
    Denominator for diluted earnings per share-adjusted
        weighted-average shares and assumed conversions        14,268,280     13,177,873     13,851,716      10,688,513
                                                               ===========    ===========    ============   ============
Net Income (loss) per share-Basic                                   $0.10          $0.41         $(0.33)          $0.40
                                                               ===========    ===========    ============   ============
Net income (loss) per share-Diluted                                 $0.10          $0.37         $(0.33)          $0.37
                                                               ===========    ===========    ============   ============

(1) The employee stock options and warrants outstanding during the nine months ended September 30, 1999 are anti-dilutive.

(2) The convertible preferred stock is anti-dilutive in 1999 and the nine months ended September 30, 1998.

(3)   The convertible subordinated notes
      payable are anti-dilutive.


7.  CONTINGENCIES

         The Company is a defendant in a consolidated purported class action, which alleges violations of certain sections of the federal securities laws. The Company believes the allegations are without merit and intends to defend the litigation vigorously.

         Two lawsuits have been filed against a subsidiary of the Company alleging fraud and tortious interference. The actions are based on two contracts between the plaintiff and the subsidiary, which contracts require all disputes to be resolved by arbitration. The Company settled these lawsuits in October 1999 and paid $350 in final settlement of these claims, which was accrued at September 30, 1999.

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

8.  SEGMENT REPORTING

         The Company operated in the business segments as indicated below.


THREE MONTHS ENDED SEPTEMBER 30, 1999                           COMMERCIAL                           RESIDENTIAL
                                           WASTE-TO-ENERGY       RECYCLING     FINISHED PRODUCTS      RECYCLING
                                          ------------------  ---------------- ------------------ ------------------
Revenues
   Unaffiliated customers                       $24,222            $19,191            $14,162          $ 10,563
   Intersegment revenues                             60                                    25             5,148
Segment Profit                                    6,179                406                207             1,991
Depreciation and Amortization                     2,865                390                911             1,145
Capital Expenditures                              1,147                 17              1,402                91


NINE MONTHS ENDED SEPTEMBER 30, 1999                            COMMERCIAL                           RESIDENTIAL
                                           WASTE-TO-ENERGY       RECYCLING     FINISHED PRODUCTS      RECYCLING
                                          ------------------  ---------------- ------------------ ------------------
Revenues
   Unaffiliated customers                      $ 73,180            $59,619            $40,568           $25,644
   Intersegment revenues                            149                                   108             9,784
Segment Profit (Loss)                            17,400             (3,216)               (56)            2,225
Depreciation and Amortization                     8,235              1,500              2,608             3,123
Identifiable Assets                             260,869             45,856             65,057            74,388
Capital Expenditures                              3,891                679              3,787               643



THREE MONTHS ENDED SEPTEMBER 30, 1998                           COMMERCIAL                           RESIDENTIAL
                                           WASTE-TO-ENERGY       RECYCLING     FINISHED PRODUCTS      RECYCLING
                                          ------------------  ---------------- ------------------ ------------------
Revenues
   Unaffiliated customers                      $ 18,227           $ 18,044            $ 4,135           $ 4,516
   Intersegment revenues                            705              2,274                365             2,250
Segment Profit (Loss)                             5,952               (692)               288             1,419
Depreciation and Amortization                     2,261                330                261               598
Capital Expenditures                                200                162                  5                15


NINE MONTHS ENDED SEPTEMBER 30, 1998                           COMMERCIAL                            RESIDENTIAL
                                           WASTE-TO-ENERGY      RECYCLING      FINISHED PRODUCTS      RECYCLING
                                          ------------------ ----------------- ------------------ ------------------
Revenues
   Unaffiliated customers                       $53,967           $ 50,345            $ 5,033           $ 8,163
   Intersegment revenues                          2,244              7,694                882             6,003
Segment Profit (Loss)                            11,985             (1,502)               332             2,322
Depreciation and Amortization                     6,556                681                256             1,254
Capital Expenditures                              2,917              1,136                426               607

At December 31, 1998, the Company's identifiable assets were as follows:

       Waste-to-Energy                          $235,008
       Commercial Recycling                       56,557
       Finished Products                          54,850
       Residential Recycling                      65,662
       Holding Company                            24,408
                                           --------------
       Total consolidated assets                $436,485
                                           ==============

         The segment reporting detailed above reconciles to consolidated revenues and income (loss) before provision (benefit) for income taxes, extraordinary item and cumulative effect of a change in accounting principle as follows:

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                         ------------------------------  --------------------------------------
                                                            1999             1998              1999                1998
                                                         -----------     --------------  ------------------  ------------------
REVENUES
Total unaffiliated customers revenue for reportable
      segments                                             $ 68,138           $44,922          $199,011          $ 117,508
Holding company revenues                                        317                65               365                145
Intersegment revenues for reportable segments                 5,233             5,594            10,041             16,823
Elimination of intersegment revenues                         (5,353)           (5,594)          (10,161)           (16,823)
                                                         -----------     -------------   ---------------     --------------
Total consolidated revenues                                 $68,335           $44,987          $199,256           $117,653
                                                         ===========     =============   ===============     ==============
PROFIT AND LOSS
Total segment profit for reportable segments                 $8,783            $6,967           $16,353            $13,137
Holding company segment loss                                 (1,618)             (434)           (6,413)              (852)
                                                         -----------     -------------   ---------------     --------------
Income from operations                                        7,165             6,533             9,940             12,285
Unallocated amounts:
      Interest expense, net                                   4,498             2,730            13,551              5,790
      Other expense (income), net                              (912)                                 81
      Minority interest                                         699             1,462             1,875              2,508
                                                         -----------     -------------   ---------------     --------------
Income (loss) before provision (benefit) for income
     taxes, extraordinary item and cumulative effect
      of change in accounting principle                      $2,880           $ 2,341           $(5,567)             $3,987
                                                         ===========     =============   ===============     ==============

                                                                        SEPTEMBER 30,
                                                                            1999
                                                                       --------------
ASSETS
Total identifiable assets for reportable segments                          $ 446,170
Holding company assets                                                        14,199
                                                                       --------------
Total consolidated assets                                                  $ 460,369
                                                                       ==============

9.  IMPAIRMENT OF COMMERCIAL RECYCLING LONG-LIVED ASSETS

         As a result of the loss on the sale of the Franklin Park Facility (see
Note 4) and the continued poor operating performance of the Commercial Recycling segment, the Company initiated an impairment review of the long-lived assets, including goodwill, in the Commercial Recycling segment in the second quarter. A revised operating plan for each of the remaining facilities in the Commercial Recycling segment was developed. While revenues are stable, the Commercial Recycling segment continues to operate at levels of profitability, which are significantly below the levels anticipated when the acquisitions were completed. In addition, with the continued consolidation of the solid waste industry and the continued focus on the disposal aspects of this industry, the possibility of selling these facilities for amounts approximating their carrying value is remote.

         In the second quarter of 1999, the Company determined that the estimated future undiscounted cash flows for the KTI Recycling of New Jersey ("Newark Plant") facility were below the carrying value of the related equipment and leasehold improvements. The Company adjusted the carrying value of the related equipment and leasehold improvements of the Newark Plant by approximately $3,000 to their estimated fair value of approximately $1,142. The fair value of the long-lived assets was based on the expected cash flows discounted at a rate commensurate with the risk involved.

10.  PLANT CONSOLIDATION, RESTRUCTURING AND OTHER UNUSUAL ITEMS

         In April 1999, FCR, Inc. ("FCR"), a subsidiary of the Company, signed a new agreement with a municipality to operate a material recovery facility in Charlotte, North Carolina. As part of this agreement, the Company committed to relocate the cellulose insulation plant located in Ronda, North Carolina to the material recovery facility in Charlotte. This secures the supply of raw material for the cellulose insulation plant and provides additional cost savings from the integration of recycling and the manufacturing of cellulose insulation into one facility. As a result, the Company developed an exit plan for the closing of the plant in Ronda, North Carolina and began the construction of the new cellulose insulation plant during the second quarter. In the second quarter of 1999, the Finished Products segment recorded a restructuring charge of approximately $1,205, which consisted primarily of the write-down of equipment and leasehold improvements and an accrual for the remaining payments under the noncancelable lease of the Ronda facility. Payments against this reserve are expected to begin in the fourth quarter of 1999.

         During 1999, the Company reached agreement with an employee to restructure the amounts paid under an employment contract. The Finished Products segment recorded a restructuring charge of approximately $320 relating to amounts due under the revised contract. Payments against this reserve are expected to begin during the fourth quarter of 1999.

         In June 1999, the Company initiated a plan to close the Residential Recycling segment's material recovery facility located in Howes Cave, New York and process the materials from this facility at another Residential Recycling segment facility. In the second quarter of 1999, the Company recorded a restructuring charge of $514, which consisted primarily of the remaining payments under noncancelable leases of the building and equipment. The Company made payments totaling $110 against this reserve during 1999.

         Included in restructuring charges is $432 of deferred acquisition costs related to acquisitions that were terminated during the second quarter.

         In April 1998, a subsidiary of the Company, FCR, entered into an amended agreement to operate a material recovery facility in Stratford, Connecticut. This agreement requires FCR to add additional processing equipment to this facility within a certain period of time as defined in the amended agreement or pay the municipality $100 per year over the next five years. In April 1999, FCR determined that this processing equipment was not cost effective due to other alternative methods of processing and, thus, will not install the equipment. As a result, in the second quarter of 1999, the Residential Recycling segment recorded the penalty included in the agreement of $500 for the payments to be made to the municipality. No payments were made during the third quarter of 1999 and the entire amount is accrued and classified as other liabilities as of September 30, 1999.

         During 1999, other charges of $131 represents an accrual for penalties assessed by the Florida Department of Environmental Protection related to the temperature of the discharge water at the Waste-to-Energy segment's Telogia Facility.

         In the first quarter of 1999, the Company recorded a $748 restructuring charge. The restructuring initiatives primarily involve the Company's Commercial Recycling segment and represent primarily severance and other costs related to employee reductions. In connection with the restructuring, the Company terminated ten employees. The restructuring charges relate to integration of the brokerage operation acquired as part of the New Jersey Fibers acquisition and elimination of costs as a result of streamlining the operations of acquisitions completed in 1998. The Company made payments totaling $442 against this reserve during 1999.

11.  INCOME TAXES

         The income tax benefit was approximately $1,069 and $1,558 for the nine months ended September 30, 1999 and 1998, respectively. During 1999, the effective tax rate utilized by the Company of 19.2% represents the estimated annual effective rate based on the total estimated pretax loss of the Company for the year ending December 31, 1999. The income tax benefit in 1998 was due to the reduction of the valuation allowance for deferred tax assets of $3,160.

12.  REVOLVING LINE OF CREDIT AGREEMENT

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

         As of September 30, 1999, the Company was in default of the financial covenants of its line of credit. The Company's lender has waived the violation of the financial covenants through January 1, 2000. As a result, the outstanding amount under the line of credit has been classified as a current liability. Upon the consummation of the merger, this line of credit will be replaced by the credit facility of the merged company. However, no assurances can be given that the conditions of the merger will be satisfied or that the merger will be consummated.

         The Company will continue to select interest rates on the outstanding borrowings based on the bank's prime rate or LIBOR rates, however, the interest rates range from the bank's prime rate to the bank's prime rate plus 1.50% or LIBOR plus 1.88% to LIBOR plus 3.25% depending on the attainment of a financial covenant, as defined, in the Amended Agreement.

         As of September 30, 1999, one of the Company's subsidiaries was in violation of one of the financial covenants of its revolving line of credit. Borrowings under this line of credit are classified as a current liability at September 30, 1999. This violation was cured in October 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The Company reports the results of operations by the following four segments: Waste-to-Energy, Residential Recycling, Commercial Recycling and Finished Products.

REVENUES

         WASTE-TO-ENERGY SEGMENT

         The Waste-to-Energy segment consists of the operations of Maine Energy Recovery Company, Limited Partnership ("Maine Energy"), Penobscot Energy Recovery Company, Limited Partnership ("PERC"), Timber Energy Resources, Inc. ("TERI"), KTI Specialty Waste Services, Inc., American Ash Recycling of Tennessee, Ltd. ("AAR"), KTI BioFuels, Inc. ("BioFuels"), Total Waste Management Corporation ("TWM"), Multitrade Group, Inc. ("Multitrade"), Russell Stull Companies ("Russell Stull"), KTI Recycling of Canada ("KTI Tire"), and AFA Group, Inc. ("AFA"). Total revenues for this segment were approximately $24.2 and $73.2 million for the three and nine months ended September 30, 1999, respectively, compared to approximately $18.2 and $54.0 million, respectively, for the same periods in 1998. This represents an increase of approximately $6.0 million or 33.0% for the three months ended September 30, 1999 and an increase of approximately $19.2 million or 35.6% for the nine months ended September 30, 1999 compared to the same periods in 1998.

         Revenues in the Waste-to-Energy segment are primarily derived from waste processing and electric power sales. Total tons received by the Waste-to-Energy segment increased by 41.4% and 14.5% for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The tons received by TERI and AAR increased 289.2% and 89.6%, respectively, for the three months and 33.1% and 97.7%, respectively, for the nine months ended September 30, 1999. The increase at TERI was due to the planned shutdown of its major customer in the third quarter of 1998. The increase at AAR is a result of higher production in 1999 as a result of a new contract completed in 1998. These increases were offset by lower tons at Maine Energy as a result of a scheduled plant outage occurring during the third quarter of 1999 versus the fourth quarter of 1998.

         Waste processing revenues increased by approximately $2.3 million or 25.6% and approximately $10.5 million or 43.2% for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. This increase is a result of net increase in tonnage discussed above, increased prices per ton charged by Maine Energy during 1999 versus 1998 of approximately 12.3% and additional revenues from the Multitrade, Russell Stull, AFA, and KTI Tire acquisitions.

         Electric power revenues increased approximately $0.4 million or 3.3% and approximately $2.8 million or 8.4% for the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. The increase for the nine month period is primarily the result of the acquisition of Multitrade in June 1998.

         RESIDENTIAL RECYCLING SEGMENT

         This segment includes the residential recycling plants of FCR, Inc. ("FCR", acquired August 1998) and the Boston recycling plant. This segment posted revenues of approximately $10.6 million and $25.6 million for the three and nine months ended September 30, 1999, respectively, compared to approximately $4.5 and $8.2 million, respectively, for the same periods in 1998. This represents an increase of approximately $6.1 and $17.4 million, respectively, primarily as a result of the acquisition of FCR, which was completed in the third quarter of 1998.

         COMMERCIAL RECYCLING SEGMENT

         The Commercial Recycling segment consists of the operations of I. Zaitlin and Sons, Inc. ("Zaitlin"), K-C International, Inc. ("K-C"), Data Destruction, Inc., the commercial recycling plant in Newark acquired from Prins, and KTI New Jersey Fibers, Inc. ("NJ Fibers"), which consists of the operations of Gaccione Bros., Inc. & Co. and PGC Corporation (collectively, "Gaccione") and Atlantic Coast Fibers, Inc. ("Atlantic Coast"). Total revenue for this segment for the three and nine months ended September 30, 1999 was approximately $19.2 and $59.6 million, respectively, compared to $18.0 and $50.3 million, respectively, for the same periods in 1998. This represents an increase of approximately $1.2 and $9.3 million, respectively. These increases are primarily as a result of the acquisition of NJ Fibers which was completed in the third quarter of 1998 and higher commodity prices for paper fibers in the third quarter of 1999 versus the same period in 1998. These increases were partially offset by lower volumes at the commercial processing plants due to the sale of the Chicago facility during the second quarter of 1999.

         FINISHED PRODUCTS SEGMENT

         The Finished Products segment consists of the operations of Power Ship Transport, Inc., Manner Resins, Inc. ("Manner"), the cellulose insulation plants and the plastic reprocessing plants of FCR, the plastic reprocessing operations of First State Recycling, Inc. and the glass pellet processor Seaglass, Inc. Total revenue for this segment for the three and nine months ended September 30, 1999 was approximately $14.2 and $40.6 million, respectively, compared to approximately $4.1 and $5.0 million for the same periods in 1998. This represents an increase of approximately $10.1 and $35.6 million, respectively. The increase in revenues is primarily the result of the acquisition of FCR discussed above and higher volumes at Manner and increases in plastic prices in the third quarter of 1999 versus the same period in 1998.

COSTS AND EXPENSES

         WASTE-TO-ENERGY SEGMENT

         Cost of operations in this segment consist primarily of electric power and waste processing operating costs which were approximately $18.0 and $55.8 million, during the three and nine months ended September 30, 1999, respectively, compared to approximately $12.3 and $42.0 million, respectively, for the same periods in 1998. This represents an increase of approximately $5.7 million or 46.3% and $13.8 million or 32.9%, respectively. The increase was primarily a result of the Multitrade, Russell Stull, AFA and KTI Tire acquisitions discussed above which had total costs of operations of approximately $12.0 million for the nine months ended September 30, 1999. In addition, Maine Energy's operating costs increased 13.0% in the third quarter of 1999 due to higher costs associated with the planned outage being completed in the third quarter of 1999 versus the fourth quarter of 1998. TERI's costs decreased by 14.0% as a result of an increase in tipping fee based material that reduced fuel costs.

         RESIDENTIAL RECYCLING SEGMENT

         Cost of operations in this segment for the three and nine months ended September 30, 1999 were approximately $8.6 and $23.4 million, respectively, compared to approximately $3.1 and $5.8 million, respectively, for the same periods in 1998. This represents an increase of approximately $5.5 and $17.6 million, respectively, primarily as a result of the acquisition of FCR, which was completed in the third quarter of 1998.

         COMMERCIAL RECYCLING SEGMENT

         Cost of operations in this segment for three and nine months ended September 30, 1999 were approximately $18.8 and $62.8 million, respectively, compared to approximately $18.7 and $51.8 million, respectively, during the same periods in 1998. This represents an increase of approximately $0.1 and $11.0 million, respectively. This increase is due primarily to the acquisition of NJ Fibers in August 1998 and higher commodity purchase prices which were partially offset by lower volumes at the commercial processing plants during 1999 versus 1998 as a result of the sale of the Chicago facility during the second quarter of 1999.

         FINISHED PRODUCTS

         Cost of operations in this segment for the three and nine months ended September 30, 1999 were approximately $14.0 and $40.6 million, respectively, compared to approximately $3.8 and $4.7 million, respectively, during the same periods in 1998. This represents an increase of approximately $10.2 and $35.9 million, respectively. The increase was primarily a result of the acquisitions discussed above and increased volumes at Manner.

OTHER ITEMS

         Selling, general and administrative expenses increased by approximately $2.3 and $11.3 million for the three and nine months ended September 30, 1999, respectively, compared to the same period in 1998. The increase is a result of selling, general and administrative costs added through acquisitions throughout 1998 and the addition of administrative staff to develop and install corporate-wide information systems; to develop and support a formal strategic planning and budgeting process; to support Company wide credit and collection efforts; and to develop cost savings programs in newly acquired entities.

         During 1999, the Company recorded restructuring charges totaling $3.7 million for costs incurred on terminated acquisitions, the closure of a cellulose insulation facility in the Finished Products segment, closure of a material recovery facility in the Residential Recycling segment, severance in the Commercial Recycling and Finished Products segment and a penalty to be paid by the Residential Recycling segment for payments to a municipality in lieu of constructing additional processing equipment.

         On June 1, 1999, the Company completed the sale of its commercial recycling facility located in Franklin Park, Illinois ("Chicago facility") and recorded a loss of approximately $0.4 million. On September 30, 1999, the Waste-to-Energy segment completed the sale of its hauling operation to Casella and recorded a gain of approximately $0.3 million.

         As a result of the loss from the sale of the Chicago facility, the Company initiated an impairment review of the long-lived assets, including goodwill, in the Commercial Recycling segment. A revised operating plan for each of the remaining facilities in the Commercial Recycling segment was developed. While revenues are stable, the Commercial Recycling segment continues to operate at levels of profitability, which are significantly below the levels anticipated when the acquisitions were completed. In addition, with the continued consolidation of the solid waste industry and the continued focus on the disposal aspects of this industry, the possibility of selling these facilities for amounts approximating their carrying value is remote.

         The Company continued to experience poor operating results in the Commercial Recycling segment and determined that the estimated future undiscounted cash flows for the KTI Recycling of New Jersey ("Newark Plant") facility were below the carrying value of the long-lived assets. The Company adjusted the carrying value of the equipment and leasehold improvements of the Newark Plant by approximately $3.0 million to their estimated fair value of approximately $1.1 million. The fair value of the long-lived assets was based on the expected cash flows discounted at a rate commensurate with the risk involved.

         Interest expense, net increased approximately $1.8 and $7.8 million during the three and nine months ended September 30, 1999, respectively, compared to the same periods in 1998. These increases are related principally to increased borrowings on the Company's line of credit to fund several acquisitions, incremental interest expense on debt assumed as part of these acquisitions, higher interest rates on the Company's line of credit, fees associated with the amendment of financial covenants, and the conversion of the Series B Preferred Stock to convertible debt. These increases were partially offset by lower interest rates at PERC as a result of the refinancing of the bonds payable and lower debt levels at Maine Energy.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is a holding company and receives certain of its cash flows from its subsidiaries. Receipt of cash flow from PERC is currently restricted by covenants under loan agreements, distribution restrictions under partnership agreements with PERC's equity investors, and put-or-pay agreements with municipalities. Maine Energy's cash flow is required to retire the remaining outstanding subordinated debt balance of approximately $12.1 million as of September 30, 1999 before partners' cash distributions can begin (approximately $8.1 million of these notes are owned by the Company). TERI's cash flow is restricted by covenants under its bond agreements. As a result, the following discussion is organized to present liquidity and capital resources of the Company separate from Maine Energy, PERC and TERI and liquidity and capital resources of each of Maine Energy, PERC and TERI independently.

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

         As of September 30, 1999, the Company was in default of the financial covenants of its $150.0 million line of credit. The Company's lender has waived the violation of the financial covenants through January 1, 2000. As a result, the outstanding amount under the line of credit has been classified as a current liability. Upon the consummation of the merger, this line of credit will be replaced by the credit facility of the merged company. However, no assurances can be given that the conditions of the merger will be satisfied or that the merger will be consummated.

         If the merger is not consummated, the Company will be required to modify the financial covenants or obtain a waiver from the lender. The lender is under no obligation to amend the financial covenants or provide such a waiver. Management believes that the Company will either obtain a waiver or an amendment to the financial covenants; however, there can be no assurances that this can be accomplished. As of September 30, 1999, the Company had no availability under the revolving credit agreement. Though management of the Company believes that cash flows from its subsidiaries will meet its current needs for working capital and capital expenditures, the ability of the Company to expand its current operations is dependent on cash flow from its subsidiaries.

         As of September 30, 1999, the Company had a working capital deficit of approximately $104.5 million (a ratio of current assets to current liabilities of 0.47:1) and a cash balance of approximately $9.7 million which compared to working capital of approximately $42.8 million (a ratio of current assets to current liabilities of 2.11:1) and a cash balance of approximately $9.4 million at December 31, 1998. As of September 30, 1999, the Company had a working capital deficit and cash on hand without regard to Maine Energy, PERC and TERI of approximately $136.8 million (a ratio of current assets to current liabilities of 0.28:1) and approximately $3.4 million, respectively, which compared to working capital of approximately $12.9 million (a ratio of current assets to current liabilities of 1.41:1) and a cash balance of approximately $3.9 million at December 31, 1998. The working capital deficit is a result of the reclassification of the borrowings on the senior credit facility to current portion of long-term debt.

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

         The Company and its subsidiaries, other than Maine Energy, PERC and TERI, at September 30, 1999 had current maturities of indebtedness of approximately $153.5 million, including borrowings under existing revolving credit facilities. During the nine months ended September 30, 1999, the Company had net borrowings of approximately $10.5 million on the Company's line of credit facilities.

         In general, the Company's capital expenditures and working capital requirements have increased as a result of the Company's business strategy of growth through acquisitions. Management of the Company believes that cash flow from operations will meet its current needs for liquidity.

MAINE ENERGY

         Maine Energy has financed its operations and capital expenditures from cash flows from operations. Cash provided by operations was approximately $3.2 million for the nine months ended September 30, 1999 compared to approximately $4.3 million during the same period in 1998. Maine Energy's capital expenditures were approximately $1.2 and $1.8 million during the nine months ended September 30, 1999 and 1998, respectively.

         As of September 30, 1999 and December 31, 1998, Maine Energy had operating cash of approximately $2.9 million and $2.4 million, respectively, and as required under the terms of the credit agreement underlying its letter of credit, Maine Energy had on account an additional approximately $5.7 million and $6.0 million, respectively, of cash reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements. As of September 30, 1999, Maine Energy had total indebtedness of approximately $12.1 million.

         Management of the Company believes Maine Energy's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for Maine Energy for the remainder of 1999 are not expected to be significant.

  PERC

         PERC has financed its operations and capital expenditures primarily by cash flow from operations. Cash provided by operations was approximately $4.0 million for the nine months ended September 30, 1999 compared to approximately $4.4 million during the same period in 1998. PERC's capital expenditures were approximately $1.7 and $0.6 million during the nine months ended September 30, 1999 and 1998, respectively.

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

         As of September 30, 1999 and December 31, 1998, in addition to PERC's operating cash of approximately $2.7 million and $2.3 million, respectively, PERC, as required under the terms of the trust indenture governing the Revenue Bonds, had on account an additional approximately $13.7 million and $14.2 million, respectively, of cash reserves to be used for capital improvements, debt service, operating shortfalls and working capital requirements.

         Company management believes PERC's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. PERC's capital expenditures for the remainder of 1999 are not expected to be significant.

TERI

         TERI has a 1997 Industrial Development Revenue Bond issue (the "1997 Bond") outstanding that carries interest at a fixed rate of 7% and has an annual sinking fund payment due each December 1 with a final payment due December 1, 2002. As of September 30, 1999, TERI had approximately $11.6 million outstanding in 1997 Bonds.

         As of September 30, 1999 and December 31, 1998, in addition to TERI's operating cash of approximately $0.7 million and $0.8 million, respectively, TERI, as required under the terms of it's the 1997 Bonds, had on account approximately $4.1 and $2.1 million, respectively, of cash reserves to be used under certain circumstances for capital improvements, debt service, operating shortfalls and working capital requirements.

         Management believes TERI's cash flows from operations and cash resources available will be sufficient to fund anticipated capital expenditures and debt service requirements. Capital expenditures for TERI for the remainder of 1999 are not expected to be significant.

TAX LOSS CARRYFORWARDS

         At September 30, 1999, the Company had net operating loss carryforwards of approximately $55.4 million for income tax purposes that expire in years 2002 through 2018 and are subject to the limitations as described below. In addition, the Company has general business credit carryforwards of approximately $0.5 million that expire in the years 1999 through 2006 and alternative minimum tax credit carryforwards of approximately $0.9 million that are not subject to limitation.

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

         At September 30, 1999, there were no pending governmental environmental enforcement proceedings where the Company, Maine Energy, PERC or TERI believe potential monetary sanctions will exceed $0.1 million. The possibility always exists that substantial expenditures could result from governmental proceedings, which would have a negative impact on earnings for a particular reporting period. More importantly, federal, state and local regulators have the power to suspend or revoke permits or licenses needed for operation of the plants, equipment, and vehicles of the Company, Maine Energy, PERC or any other operating subsidiary of the Company based on the applicable company's compliance record, and customers may decide not to use a particular disposal facility or do business with a company because of concerns about its compliance record. Suspension or revocation of permits or licenses would have a negative impact on the Company's business and operations and could have a material adverse impact on the Company's financial results.

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

         The Company has contacted its customers and vendors and has received letters from each of its applications vendors stating that the majority of the Company's information technology systems, such as accounting, data processing, plant operations systems and telephone/PBX systems, are Year 2000 compliant. Several insignificant software applications representing 20% of the Company's applications are not Year 2000 compliant. They are scheduled to be replaced or upgraded by Year 2000 compliant versions of the applications from the vendor by the end of the fourth quarter of 1999. The Company has also begun an assessment of its non-information technology systems, such as its security systems and telephones, to determine if they are Year 2000 compliant. The Company has initiated formal communications with the vendors of its remaining non-information technology systems. Based on its assessment to date, the Company is not aware that any of its non-information technology systems will not be Year 2000 compliant prior to the Year 2000.

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

         The following table summarizes the status of the Company's Year 2000 compliance program:

--------------------- --------------- ------------------------ ------------------------ ------------------------------------
                      ASSESSMENT      REMEDIATION              TESTING                  IMPLEMENTATION
--------------------- --------------- ------------------------ ------------------------ ------------------------------------
INFORMATION           Completed       95% Completed            95% Completed            95% Completed
TECHNOLOGY
                                      Expected completion      Expected completion      Expected completion date, December
                                      date, December 1999      date, December 1999      1999
--------------------- --------------- ------------------------ ------------------------ ------------------------------------
--------------------- --------------- ------------------------ ------------------------ ------------------------------------
OPERATING EQUIPMENT   Completed       Completed                Completed                Completed
WITH EMBEDDED CHIPS
OR SOFTWARE
--------------------- --------------- ------------------------ ------------------------ ------------------------------------
--------------------- --------------- ------------------------ ------------------------ ------------------------------------
3RD PARTY             Completed       Completed for system     95% Complete for         95% Complete for system interface.
                                      interface.               system interface.
                                                                                        Expected completion date for
                                      Contingency plans        Expected completion      system interface work, December
                                      completed.               date for system          1999.
                                                               interface work,
                                                               December 1999            Implement contingency plans or
                                                                                        other alternations as necessary in
                                                                                        December 1999.
--------------------- --------------- ------------------------ ------------------------ ------------------------------------


         In addition to the assessments and investigations described above, the Company has conducted tests of all of its internal information and non-information technology systems and all of its system interfaces with significant vendors, suppliers and service providers to ensure Year 2000 compliance. All of the Company's accounting and data processing equipment is based on microcomputer hardware and related software, of which 80% has been certified as Year 2000 compliant by the applicable manufacturer or developer. However, the Company has determined that the plant control systems may contain embedded technology which is not Year 2000 compliant. The Company replaced the hardware that is not Year 2000 compliant with hardware which is Year 2000 compliant. However, despite the Company's efforts to ensure that its internal systems and the systems of its significant vendors, suppliers and service providers are Year 2000 compliant, there can be no guarantee that the failure of certain systems will not have a material adverse effect on the Company.

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

         The most significant risk identified by the Company is the inability of the power plants to generate electric power. The Company has received assurances that the process control systems are Year 2000 compliant with the installation of new hardware components during the third quarter. The Company successfully performed a complete test of the systems during the planned outage periods during the third quarter of 1999. In addition, the Company has developed contingency plans for this risk as well as other internal and external applications which involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies. The impact of this risk could include default under the respective PPA with customers and a loss of electric power revenue. The Company is unable to reasonably estimate the impact of this risk; however, there can be no guarantee that this risk will not have a material adverse effect on the

Company. There is also no guarantee that the Company has identified all the significant risks associates with Year 2000 compliance.

RECENT ACCOUNTING PRONOUNCEMENTS

         Recent accounting pronouncements which are not required to be adopted at September 30, 1999, include the following Statement of Financial Accounting Standards ("SFAS") and the American Institute of Certified Public Accountants Statement of Position ("SOP"):

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


ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

         The Company currently utilizes no material derivative financial instruments which expose it to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its debt. The table below presents principal cash flows and related weighted average interest rates of the Company's debt at September 30, 1999 by expected maturity dates. Weighted average variable rates are based on forward rates in United States Government Treasury Constant Maturities at September 30, 1999. Forward rates should not be considered a predictor of actual future interest rates.

                           INTEREST RATE SENSITIVITY
                     PRINCIPAL AMOUNT BY EXPECTED MATURITY
                                 (IN THOUSANDS)


                               1999         2000       2001       2002       2003      THEREAFTER   FAIR VALUE
                           ------------- ---------- ---------- ---------- ----------- -----------   -----------
Fixed Rate Debt            $     3,537   $  8,071   $  7,510   $  8,153   $  3,088    $  48,616     $   78,982
Average Interest Rate            6.65%      6.56%      7.39%      6.39%      6.38%       5.12%

Variable Rate Debt         $   153,210                                                              $  153,210
Average Interest Rate            8.21%


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

         Two lawsuits have been filed on September 30, 1997 and March 6, 1998 by Capital Recycling of Connecticut ("Capital") in a Connecticut state court against K-C International, certain officers of K-C International and other parties. The suits allege fraud, tortious interference with business expectancy and violations of the Connecticut Unfair Trade Practices Act. The actions are based on two contracts between Capital and K-C International. The contracts require all disputes to be resolved by arbitration in Portland, Oregon. Pursuant to this requirement, K-C International initiated the arbitration process on November 6, 1997 in Portland, Oregon. Subsequently, the parties agreed to arbitrate the dispute in Hartford, Connecticut. On October 20, 1999, KTI paid Capital $0.4 million in final settlement of these claims, which was accrued at September 30, 1999.

         The Equal Employment Opportunity Commission filed a lawsuit on September 30, 1998 against FCR Tennessee, Inc. in the U.S. District Court for the Western District of Tennessee, Western Division, alleging sexual harassment by two managers and a sexually hostile work environment. The complainants seek compensation for past and future pecuniary and non-pecuniary losses as well as punitive damages and potential reinstatement of employment for Valerie L. Jacobs. FCR has retained counsel to defend this suit and has reported the lawsuit to FCR's Directors and Officers insurance carrier. Management is currently reviewing the lawsuit. The plaintiffs have demanded $0.1 million and the Company has offered $30,000 in settlement. No agreement on settlement has been reached. KTI's insurance carrier has agreed to defend the case.

         On April 1, 1999, William F. Kaiser, a former Executive Vice President and Treasurer of KTI, filed a lawsuit against the Company in the U.S. District Court for the District of New Jersey. The suit alleges breach of contract, wrongful termination, breach of the implied covenant of good faith and fair dealing, misrepresentation of employment terms and failure to pay wages, all arising out of Mr. Kaiser's employment agreement with the Company. The suit also alleges that the Company inaccurately reported its financial results for the first quarter of 1998 and failed to properly disclose the change of control provision in Mr. Kaiser's employment agreement. Mr. Kaiser is seeking a declaratory judgment that, upon closing of the merger, the change of control provision entitles him to receive a severance payment of two years' salary, in the amount of $0.3 million and to exercise 132,000 unvested options for KTI common stock. Mr. Kaiser is also seeking damages in the amount of $0.1 million for an additional severance payment, as well as undisclosed damages for outstanding salary, bonus and other payments and from his sale of approximately 50,000 shares of KTI common stock resulting from KTI's allegedly inaccurate financial reports.

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

         C.H. Lee, a former employee of FCR and a former majority shareholder of Resource Recycling, Inc. ("Resource"), instigated arbitration proceedings on April 15, 1999 in Charlotte, North Carolina against KTI, FCR and FCR Plastics, Inc. in connection with the acquisition of Resource by FCR. Mr. Lee alleges that FCR and FCR Plastics acted to frustrate the "earn-out" provisions of the acquisition agreement and thereby precluded Mr. Lee from receiving, or alternatively, reduced, the sums to which he was entitled under the agreement. He also alleges that FCR and FCR Plastics wrongfully terminated his employment agreement. The claim for arbitration alleges direct charges in excess of $5.0 million and requests punitive damages, treble damages and attorneys fees. KTI, FCR and FCR Plastics responded to the demand, denying liability, and filed a counterclaim for $1.0 million for misrepresentations. KTI believes it has meritorious defenses to these claims. If, however, the damages and charges claimed by Mr. Lee are awarded, KTI's business, financial condition and results of operation could be materially adversely affected.

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

         On July 1, 1999, Michael P. Kuruc filed a demand for arbitration with the American Arbitration Association in Charlotte, North Carolina, seeking approximately $1.0 million for compensation due under an employment agreement that he alleges he has with KTI and losses allegedly suffered in connection with his sale of KTI common stock. KTI believe that it has meritorious defenses and has retained counsel to defend this suit and has filed an action to stay the arbitration in Mecklenburg County Superior Court in North Carolina. On October 22, 1999, the Superior Court denied KTI's request to stay the arbitration. If the damages claimed by Mr. Kuruc are awarded, KTI's business, financial condition and results of operation could be materially adversely affected.

         On October 22, 1999, Kyle Trayner filed an action in Putnam Superior Court in Connecticut against K-C International seeking approximately $0.4 million allegedly due for compensation under an employment agreement and for payment on a promissory note issued by K-C International to Mr. Trayner. KTI believes that it has meritorious defenses to these claims and intends to retain counsel to defend this suit.

         Through a newspaper report dated October 19, 1999, KTI learned that the City Counsel of Biddeford has authorized the filing of a lawsuit to enjoin the merger of KTI and Casella. The City of Biddeford has claimed that, under Maine Energy's waste handling agreements with the City of Biddeford and the City of Saco, KTI would be required, if the merger is completed, to make payment to the cities equal to 20% of Maine Energy's value. The waste handling agreement provides in part that, in the event that cash proceeds from a capital transaction become distributable to the partners of Maine Energy (including KTI) on account of the partners' equity interests, then the Cities (Biddeford and Saco) shall be entitled to receive a residual cancellation payment equal to their proportionate share of 20% of such cash distribution. KTI is neither engaging in a capital transaction relating to Maine Energy, nor receiving cash in the merger. To date no litigation has been brought. KTI believes it has meritorious defenses to these claims if litigation is commenced by the City of Biddeford.

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

              Not applicable

ITEM 5.       OTHER INFORMATION

              Not applicable

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None

         (b)      Reports on Form 8-K

                  Five reports on Form 8-K were filed in the third quarter of 1999. The following is a list of the Forms 8-K and the dates thereof:

         (i) On September 10, 1999, the Company filed a Form 8-K reporting a second amendment to the Agreement and Plan of Merger between the Company and Casella Waste Systems, Inc., and attaching the press release issued in conjunction with the amendment.

         (ii) On September 10, 1999, the Company filed a Form 8-K/A, amending its Form 8-K filed on September 14, 1998, announcing that the Company completed its merger with FCR, Inc. on August 28, 1998.

         (iii) On September 29, 1999, the Company filed a Form 8-K reporting a third amendment to the Agreement and Plan of Merger between the Company and Casella Waste Systems, Inc., and attaching the press release issued in conjunction with the amendment.

         (iv) On November 1, 1999, the Company filed a Form 8-K reporting the sale of substantially all the assets of its Commercial Recycling facility located in Franklin Park, Illinois and attaching a copy of the sales agreement.

         (v) On November 12, 1999, the Company filed a Form 8-K/A amending its Form 8-K filed on November 1, 1999 discussed in (iv) above.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      KTI, INC.
                                      ---------------------------
                                      (Registrant)




                                      By: /S/  MARTIN J. SERGI
                                      ---------------------------
                                         Name: Martin J. Sergi
                                         Title:   President



                                      By: /S/ BRIAN J. NOONAN
                                      ---------------------------
                                         Name:  Brian J. Noonan
                                         Title: Chief Financial Officer
                                                (Principal Accounting Officer)




Date: November 15, 1999